Form 10-Q
period 2023-09-30
Gamer Pakistan Inc
filed 2023-11-20
CIK 1948884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission File Number: 333-273220

GAMER PAKISTAN INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	87-3732146
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

35 E Horizon Ridge Pkwy, Suite 110-481 Henderson, Nevada	89002
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: 702-905-1171

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	GPAK	The Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒	Smaller Reporting Company ☒

Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

As of November 20, 2023, there were 25,579,319 shares of the registrant’s common stock outstanding.

GAMER PAKISTAN INC.

Cautionary Note Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “seek,” “continue,” or other similar words.

Any such forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which we operate, and beliefs of, and assumptions made by, our management and involve uncertainties that could significantly affect our financial results. Such statements include, but are not limited to: (i) statements about our plans, strategies, initiatives, and prospects; and (ii) statements about our future results of operations, capital expenditures, and liquidity. Such statements are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from those projected or anticipated, including, without limitation:

●	Failure of future market acceptance of our mobile esports products and services;

●	Increased levels of competition;

●	Changes in political, economic or regulatory conditions generally and in the markets in which we operate;

●	Our ability to retain and attract senior management and other key employees;

●

Our ability to protect our trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others and prevent others from infringing on the proprietary rights of the Company; and

●	Other risks.

These forward-looking statements speak only as of the date of this Quarterly Report. While we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should therefore not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GAMER PAKISTAN INC.

Condensed Balance Sheets

	September 30	December 31,
	2023	2022
	(unaudited)	(audited)

Assets

Current assets:
Cash	$71,481	$90,277
Other current assets	221,686	167,736
Total current assets	$293,167	$258,013

Liabilities

Current liabilities:
Accounts payable	$26	$14,688
Related party payable	100,450	10,750
Accrued interest	13,794	-
Note payable	260,000	-
Total current liabilities	374,270	25,438

Commitments and contingencies

Stockholders’ equity (deficit)

Preferred stock; $0.0001 par value; 10,000,000 shares authorized; nil shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 23,879,319 and 23,879,319 shares issued and outstanding	2,388	2,388
Additional paid-in capital	541,819	541,819
Accumulated deficit	(622,705)	(311,632)
Accumulated other comprehensive income (loss)	(2,132)	-

Total stockholders' equity (deficit) - Gamer Pakistan Inc.	(80,630)	232,575
Non-controlling interest	(473)	-
Total stockholders’ equity (deficit)	(81,103)	232,575
Total liabilities and stockholders' equity (deficit)	$293,167	$258,013

The accompanying footnotes are an integral part of these unaudited financial statements.

GAMER PAKISTAN INC.

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2023 and 2022

	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Revenue	$-	$-	$-	$-

Cost of revenue	-	-	-	-

Gross profit	-	-	-	-

Operating expenses:
General and administrative expenses	297,405	145,838	165,822	145,763
Total operating expenses	297,405	145,838	165,822	145,763

Loss from operations	(297,405)	(145,838)	(165,822)	(145,763)

Interest expense	(13,794)	-	(5,244)	-

Net loss	$(311,199)	$(145,838)	$(171,066)	$(145,763)

Net loss - non-controlling interest	$(126)	$-	$(126)	$-
Net loss attributable to Gamer Pakistan Inc.	$(311,073)	$(145,838)	$(170,940)	$(145,763)

Net loss per share attributable to common stockholders, basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average common shares outstanding,
basic and diluted	23,879,319	22,072,651	23,879,319	22,072,651

Comprehensive loss:
Net loss	(311,199)	(145,838)	(171,066)	(145,763)
Unrealized loss on foreign currency translation	(2,132)	-	(2,132)	-

Total comprehensive loss	$(313,331)	$(145,838)	$(173,198)	$(145,763)
Comprehensive loss attributable to non-controlling interest	(126)	-	(126)	-
Comprehensive loss - Gamer Pakistan Inc.	(313,205)	(145,838)	(173,072)	(145,763)

The accompanying footnotes are an integral part of these unaudited financial statements.

GAMER PAKISTAN INC.

Condensed Statements of Stockholders’ Equity (Deficit) (Unaudited)

For the nine months ended September 30, 2023 and 2022

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Non-controlling	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Equity (Deficit)

Balance, December 31, 2022	23,879,319	$2,388	$541,819	$(311,632)	$-	$(347)	$232,228

Net loss	-	-	-	(80,699)	-	-	(80,699)

Balance, March 31, 2023 (unaudited)	23,879,319	2,388	541,819	(392,331)	-	(347)	151,529

Net loss	-	-	-	(59,434)	-	-	(59,434)

Balance, June 30, 2023 (unaudited)	23,879,319	2,388	541,819	(451,765)	-	(347)	92,095

Net loss	-	-	-	(170,940)	-	(126)	(171,066)

Balance, September 30, 2023 (unaudited)	23,879,319	$2,388	$541,819	$(622,705)	$(2,132)	$(473)	$(81,103)

Balance, December 31, 2021	22,072,651	$2,207	$-	$-	$-	$-	$2,207

Net loss	-	-	-	(30)	-	-	(30)

Balance, March 31, 2022 (unaudited)	22,072,651	2,207	-	(30)	-	-	2,177

Net loss	-	-	-	(45)	-	-	(45)

Balance, June 30, 2022 (unaudited)	22,072,651	2,207	-	(75)	-	-	2,132

Issuance of common stock	1,367,122	137	409,863	-	-	-	410,000

Net loss	-	-	-	(145,763)	-	-	(145,763)

Balance, September 30, 2022 (unaudited)	23,439,773	$2,344	$409,863	$(145,838)	$-	$-	$266,369

The accompanying footnotes are an integral part of these unaudited financial statements.

GAMER PAKISTAN INC.

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2023 and 2022

	Nine months ended
	September 30, 2023	September 30, 2022
	unaudited	unaudited

Cash flows from operating activities

Net loss	$(311,199)	$(145,838)
Changes in operating assets and liabilities:
Prepaid expenses	(529)	-
Other current assets	5,000	-
Accounts payable and accrued expenses	(14,679)	-
Accrued interest	13,794	-

Net cash used in operating activities	(307,613)	(145,838)

Cash flows from financing activities

Issuance of common stock	-	410,000
Payment of deferred offering costs	(56,934)	(128,031)
Advances from related party	89,700	321,000
Proceeds from stock subscription receivable	-	1,502
Issuance of notes payable, short term	260,000	-

Net cash provided by financing activities	292,766	604,471

Effect of exchange rate changes on cash and restricted cash	(2,135)	-

Net increase (decrease) in cash and restricted cash	(16,982)	458,633

Cash and restricted cash as of beginning of period	88,463	-

Cash and restricted cash as of end of period	$71,481	$458,633

The accompanying footnotes are an integral part of these unaudited financial statements.

GAMER PAKISTAN INC.

NOTES TO FINANCIAL STATEMENTS

For the Nine months Ended September 30, 2023 and 2022 (unaudited)

Note 1 – Organization and Basis of Presentation

Organization

Gamer Pakistan Inc. (the “Gamer Pakistan”) was incorporated on November 23, 2021 under the laws of the State of Delaware.  Gamer Pakistan is an interactive esports event promotion and product marketing company.

We conduct our operations in Pakistan through K2 Gamer (PVT) Ltd. (“K2 Gamer”), and Elite Sports Pakistan Pvt. Ltd. (“ESP”), each a company duly incorporated under the laws of Pakistan. Pursuant to agreements with the three owners of K2 Gamer, we acquired 90% ownership of K2 Gamer in November 2022 subject to required approval by the Securities and Exchange Commission of Pakistan (“SECP”), which approval was granted in July 2023. We acquired 90% of K2 Gamer so that it could be our operating subsidiary in Pakistan.

The Company determined that K2 Gamer was a variable interest entity and it was the primary beneficiary of K2 Gamer prior to acquiring 90% of K2 Gamer in July 2023. However, the activity in K2 Gamer was immaterial prior July 2023 and the results of K2 Gamer have only been included in the Company’s results since July 2023. K2 Gamer comprised approximately 24.3% of the Company’s total assets as of September 30, 2023, and 0.4% of the Company’s net loss for the nine months ended September 30, 2023, and 0.8% of the Company’s net loss for the three months ended September 30, 2023.

Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of Gamer Pakistan and K2 Gamer (collectively, the “Company”). Gamer Pakistan owns a 90% controlling interest in K2 Gamer. The value of the non-controlling interest in K2 Gamer is immaterial.

The functional currency of K2 Gamer is the Pakistan Rupee (“PKR”). The assets and liabilities of K2 Gamer are translated to United States Dollars (“USD”) at period end exchange rates, while statements of operations accounts are translated at the average exchange rate during the period. The effects of foreign currency translation adjustments are included in other comprehensive loss, which is a component of accumulated other comprehensive income (loss) in stockholders’ equity. All significant intercompany accounts and transactions have been eliminated in consolidation.

Interim financial statements

The unaudited condensed financial statements are prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company’s financial position, the results of its operations, and cash flows for the periods presented. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America were omitted pursuant to such rules and regulations. The results of operations for the nine months ended September 30, 2023 are not necessarily indicative of the results expected for the year ending December 31, 2023.

GAMER PAKISTAN INC.

NOTES TO FINANCIAL STATEMENTS

For the Nine months Ended September 30, 2023 and 2022 (unaudited)

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of  financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the  financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. Significant estimates in the accompanying financial statements include valuation allowance on deferred tax assets.

Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include time deposits, certificate of deposits, and all highly-liquid debt instruments with original maturities of three months or less.  As of September 30, 2023 and December 31, 2022 the Company had approximately $71,000 and  90,000 in cash and cash equivalents, respectively.

Stock Subscription Receivable

The Company records stock issuances at the effective date. If the subscription is not funded upon issuance, the Company records a stock subscription receivable as an asset on a balance sheet. When stock subscription receivables are not received prior to the issuance of financial statements, the stock subscription receivable is reclassified as a contra account to stockholders’ equity on the balance sheet.

Deferred Offering Costs

Deferred offering costs are amounts incurred that are directly related to the offering of the Company’s common stock.  These costs will be offset against the proceeds from the Company’s equity offering.  The Company had approximately $219,000 and $162,000 in deferred offering costs as of September 30, 2023 and December 31, 2022, respectively, which are recorded in other current assets.

GAMER PAKISTAN INC.

NOTES TO FINANCIAL STATEMENTS

For the Nine months Ended September 30, 2023 and 2022 (unaudited)

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and accounts payable, the carrying amounts approximate their fair values due to their short maturities.

FASB ASC Topic 820, Fair Value Measurements and Disclosures, requires disclosure of the fair value of financial instruments held by the Company. FASB ASC Topic 825, Financial Instruments, defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the  balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

•

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in inactive markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology us one or more unobservable inputs which are significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under FASB ASC Topic 480, Distinguishing Liabilities from Equity, and FASB ASC Topic 815, Derivatives and Hedging.

As of September 30, 2023 and December 31, 2022, the Company did not identify any assets or liabilities required to be presented on the balance sheet at fair value.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and restricted cash. The Company places its cash with high quality financial institutions and at times may exceed the Federal Deposit Insurance Corporation $250,000 insurance limit. The Company has not and does not anticipate incurring any losses related to this credit risk.

GAMER PAKISTAN INC.

NOTES TO FINANCIAL STATEMENTS

For the Nine months Ended September 30, 2023 and 2022 (unaudited)

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company has no material uncertain tax positions for any of the reporting periods presented.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS assumes that all dilutive securities are converted. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

There were no potentially dilutive instruments outstanding at September 30, 2023 and December 31, 2022.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. For convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, the embedded conversion features no longer are separated from the host contract. ASU 2020-06 also removes certain conditions that should be considered in the derivatives scope exception evaluation under Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and clarify the scope and certain requirements under Subtopic 815-40. In addition, ASU 2020-06 improves the guidance related to the disclosures and earnings-per-share (EPS) for convertible instruments and contract in entity’s own equity. ASU 2020-06 is effective for public business entities that meet the definition of a SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company is currently evaluation the impact this ASU will have on its  financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Note 3 - Going Concern Uncertainty

The Company has an accumulated deficit of approximately $623,000 as of September 30, 2023. The Company had no revenue-generating operations from which we generated revenues through September 30, 2023.  The Company expects that it will operate at a loss for the foreseeable future.  During October 2023, the Company raised gross proceeds of approximately $6,800,000 through its initial public offering (“IPO”), with net proceeds of approximately $5,435,000 after deducting underwriting discounts and commissions.

Management believes the net proceeds from the IPO will be sufficient to meet its cash, operational and liquidity requirements for at least 12 months after the date of this quarterly report.  However, the Company anticipates that it will be required to raise additional funds through public or private equity financings in the future to expand its business. Should such financing not be available in that time-frame, the Company might be required to reduce its activities.

While management of the Company believes that it will be successful in its capital formation and planned operating activities, there can be no assurance that the Company will be able to raise additional equity capital or be successful in the development and commercialization of the products it develops or initiates collaboration agreements thereon. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 4- Note Payable Due to Related Party

In February of 2023, the Company borrowed $260,000 from Sports Industry of India Inc. The loan bears 8% simple interest, and is due and payable upon the earlier of the completion of the IPO by the Company or December 31, 2023.  As of September, 30, 2023, there was approximately $14,000 of accrued interest recorded for this note payable.

GAMER PAKISTAN INC.

NOTES TO FINANCIAL STATEMENTS

For the Nine months Ended September 30, 2023 and 2022 (unaudited)

Note 5 - Due to Related Party

Due to related party represents amounts due to certain stockholders. These amounts are unsecured, payable upon demand and non-interest bearing.

Note 6 - Stockholders’ Equity

Preferred Stock

The Company has authorized the issuance of 10,000,000 shares of $0.0001 par value preferred stock.  At September 30, 2023, there were nil shares issued and outstanding.

Common Stock

The Company has authorized the issuance of 100,000,000 shares of $0.0001 par value common stock.  At September 30, 2023, there were 23,879,319 shares issued and outstanding.

Note 7 – Commitments and Contingencies

Assignment and Consulting Agreement Between ESP and K2 Gamer

Pursuant to an Assignment and Consulting Agreement effective as of January 1, 2022, ESP has assigned its esports rights under a certain Memorandum of Understanding (“MOU”) to K2 Gamer, but remains a holder of the rights. Each of ESP and K2 Gamer is entitled to the esports rights and responsible for the obligations of ESP pursuant to the MOU, but any exercise of the rights or obligations by ESP is subject to the approval of K2 Gamer. K2 Gamer has agreed to provide or cause to be provided funding necessary for the exploitation of rights and the engagement of employees and third parties authorized by K2 Gamer, as well as such compensation as is reasonably determined from time to time. The agreement shall continue until the termination of the MOU.

Spivak Management Inc. Consulting Agreement

Pursuant to an agreement dated December 1, 2022, the Company has agreed to pay to Spivak Management Inc. (“SMI”) $240,000 for business consulting services previously rendered by SMI. The amount is payable monthly beginning in January 2023 in an amount of $6,000 per month, subject to increase if another consultant to K2 Gamer receives a greater monthly fee. Furthermore, the entire balance will become due and payable within ten days after any class of K2 Gamer securities becomes publicly traded.

Agreement with Face Rebel, LLC

On December 29, 2022, the Company entered into a consulting agreement with Face Rebel, LLC., to provide various services and support, including creating marketing materials to promote the Company and educate potential business partners about the Company, research, copywriting, design & layout, photo color correction & manipulation, illustrations, revisions, and computer back-up of files. In addition, Face Rebel will assist the Company’s IP attorney with the necessary materials to file US registrations and will assist outside vendors with artistic direction and files needed to complete their tasks. Face Rebel will receive $16,000 per month commencing with the closing of the Company’s IPO. The agreement will continue until either party gives the other at least ten days’ prior written notice of termination. Face Rebel’s CEO, Keith Fredriksen, is Secretary and a director of the Company.

Kurt Warner Consulting Agreement

In February 2023, the Company entered into an agreement with Kurt Warner for his assistance, as an officer, director or other position with the Company, as shall be mutually agreed, commencing on the first of the month after completion of the IPO and continuing for two years for his services.  Mr. Warner will receive $5,000 per month for two years, commencing upon completion of the IPO. Mr. Warner is an investor in the Company.

Letter of Intent with Nick Venezia

In February 2023, the Company entered into a Letter of Intent with Nick Venezia and Social Outlier (collectively “Social Outlier”) pursuant to which, subject to the negotiation and execution of a definitive agreement, the Company and Social Outlier would form a new company (“Newco”) to design and implement data collection and evaluation, engine and platform focused on the Pakistan population. Newco would be 80% owned by the Company and 20% owned by Social Outlier, and the Company would make a financial commitment to Newco in the aggregate amount of $200,000, payable in four quarterly installments of $50,000 beginning upon the latter of when a definitive agreement is signed or the completion of the IPO by the Company. Mr. Venezia will serve as Chief Technical Data Officer of the Company on a part-time basis.

Agreement with Pixel Colony, LLC

In February 2023, the Company entered into a binding MOU with Pixel Colony, LLC (“Pixel”) pursuant to which Pixel will develop and maintain the GAMER Core Platform. The “GAMER Core Platform” is a web platform that will allow the Company to create customized profiles for schools and universities with whom the Company partners. The Company plans to also use the platform to conduct championships/tournaments; host / stream online events, record/display game scores and player statistics and sell tickets and merchandise through the platform and leverage the audience and features into social interactions between the users as well and expand the platform. Pixel may utilize third party developers and hardware. Pixel will provide development services for the GAMER Core Platform, including without limitation ideation, architecture and development services and integration of third-party software. The parties will develop a mutually agreed upon set of features, budget and timeline. Pixel also will be available to provide ongoing development and maintenance to the Company under terms to be negotiated in good faith. The Company is obligated to set aside approximately $1.2 million to be deployed over a two-year period for the services of Pixel and any third-party developers. There is no minimum payment that is guaranteed. The Chief Executive Officer (“CEO”) of Pixel is Alexander Alexandrov and he has a 100% interest in this amount. Either party can terminate the agreement for cause upon 30 days prior written notice, unless the cause is cured within 30 days. Mr. Alexandrov,  will serve as Chief Technical Officer of the Company on a part-time basis.

Legal

From time to time, the Company may be involved in various litigation matters, which arise in the ordinary course of business.  There is currently no litigation that management believes will have a material impact on the financial position of the Company.

GAMER PAKISTAN INC.

NOTES TO FINANCIAL STATEMENTS

For the Nine months Ended September 30, 2023 and 2022 (unaudited)

Note 8 – Subsequent Events

During October 2023, the Company raised gross proceeds of approximately $6,800,000 through its initial public offering (“IPO”), with net proceeds of approximately $5,435,000 after deducting underwriting discounts and commissions.  In addition, the Company issued warrants to the underwriters to purchase up to 170,000 shares of the Company’s common stock at an exercise price of $5.20 per share.  The warrants have a term of five years.  As a result of the IPO, the Company’s shares began trading on the Nasdaq Capital Market.

Management has evaluated events that occurred subsequent to the end of the reporting period and there are no other subsequent events to report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed financial statements and related notes appearing in this Quarterly Report on Form 10-Q. This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Overview

We are a development-stage interactive esports event promotion and product marketing company, founded in November 2021. Our initial focus is on creating college, inter- college, inter-university and professional esports events for men’s and women’s teams, particularly esports opportunities involving colleges and universities in Pakistan. Though creating sports opportunities involving colleges and universities in Pakistan likely will remain our primary focus for at least 12 months, thereafter, over time, we intend to expand the range of our esports offerings, expand to other markets and eventually consider live sports. We will endeavor to integrate competitive events that include our teams and leagues with regional and global teams and leagues sponsored by others, including companies formed by certain of our stockholders to promote sports, including esports, in other countries. We have not conducted any operations ourselves, but conduct our operations in Pakistan through K2 Gamer, our 90% owned subsidiary (such acquisition was entered into in November 2022 but was not approved by the SECP until July 2023), and ESP, the affiliate of K2 Gamer with whom K2 Gamer has an assignment and consulting agreement. We acquired 90% of K2 Gamer so that it could be our operating subsidiary in Pakistan. Mr. Muhammed Jamal Qureshi is an owner of K2 Gamer and ESP as well as CEO and a director of K2 Gamer and ESP.

From inception in November 2021 through the present date, we have focused on having K2 Gamer and/or ESP enter into agreements with universities to undertake esports tournaments endorsed by the universities in which their students will participate, and for which the universities will provide marketing support, building the necessary infrastructure for our business, and conducting initial tournaments. The purpose of our initial tournaments was to refine our logistics and technology, demonstrate competence to universities, and provide a showcase to potential marketing partners, advertisers and other sponsors. We have not yet generated any income, nor has K2 Gamer or ESP.

During 2023, we anticipate that we will organize or co-organize approximately 12 or more tournaments. During the balance of 2023, we intend to commence solicitation of marketing partners, advertisers and other sponsors, with the goal of beginning to generate revenue thereafter. There is no assurance that we will succeed in this endeavor, achieve revenues, achieve revenues that exceed the cost of the tournaments, or generate a profit, based on our selling, general and administrative expenses.

Recent Events

Issuance of Common Stock in IPO

During October 2023, we raised gross proceeds of approximately $6,800,000 through our initial public offering (“IPO”), with net proceeds of approximately $5,435,000 after deducting underwriting discounts and commissions.  In addition, the Company issued warrants to the underwriters to purchase up to 170,000 shares of the Company’s common stock at an exercise price of $5.20 per share.  The warrants have a term of five years.

Components of Statements of Operations

Revenue and Cost of Revenue

We have not generated any revenue or cost of revenue to date.

General and Administrative Expenses

General and administrative expenses consist principally of public filing fees, general operating expenses, and other professional fees for consulting, legal, auditing and tax services.

Critical Accounting Estimates

We discussed our accounting policies and significant assumptions used in our estimates in Note 2 of our audited financial statements included in the financial statements in our registration statement on Form S-1 (“Form S-1”), effective as of September 28, 2023, and that disclosure should be read in conjunction with the Quarterly Report on Form 10-Q. There have been no material changes during the three and nine months ended September 30, 2023 to our critical accounting policies, significant judgments and estimates disclosed in our Form S-1.

Results of Operations

Three and Nine months Ended September 30, 2023 compared with the Three and Nine months Ended September 30, 2022

The following table summarizes the results of our operations for each of the three month and nine month periods ended September 30, 2023 and 2022, together with the changes in those items in dollars and as a percentage:

	Three Months Ended				Nine months Ended
	September 30,		$	%	September 30,		$	%
	2023	2022	Change	Change	2023	2022	Change	Change
Revenue	$—	$—	$—	*	$—	$—	$—	*
Costs and expenses:
Cost of revenue	—	—	—	*	—	—	—	*
General and administrative	165,822	145,763	20,059	14%	297,405	145,838	151,567	104%
Total costs and expenses	165,822	145,763	20,059	14%	297,405	145,838	151,567	104%
Loss from operations	(165,822)	(145,763)	(20,059)	14%	(297,405)	(145,838)	(151,567)	104%
Interest income/(expense)	(5,244)	-	(5,244)	*	(13,794)	-	(13,794)	*
Net loss	$(171,066)	$(145,763)	$(25,303)	17%	$(311,199)	$(145,838)	$(165,361)	113%

*	Not meaningful

General and Administrative Expenses

General and administrative expenses were approximately $166,000 for the three months ended September 30, 2023, compared with $146,000 for the three months ended September 30, 2022. The increase in general and administrative expenses was primarily driven by an increase of approximately $70,000 in public filing fees, offset by a decrease of approximately $42,000 in accounting fees.

General and administrative expenses were approximately $297,000 for the nine months ended September 30, 2023, compared with $146,000 for the nine months ended September 30, 2022. The increase in general and administrative expenses was primarily driven by an increase of approximately $70,000 in public filing fees, $29,000 in general operating expenses, and $82,000 in consulting and legal fees, offset by a decrease of approximately $32,000 in accounting fees.

Liquidity and Capital Resources

As of September 30, 2023 and December 31, 2022, we had cash and cash equivalents of approximately $72,000 and $90,000, respectively.

We have financed our operations through the issuance of common stock. In October 2023, we issued 1,700,000 shares of common stock for total gross proceeds of $6,800,000 through an initial public offering (“IPO”). We received net proceeds after commissions and fees of approximately $5,435,000.

Funding Requirements

We believe the net proceeds of the IPO will be sufficient to meet our cash, operational and liquidity requirements for at least 24 months after the date of this quarterly report.

We cannot specify with certainty all of the particular uses for the net proceeds to us from the IPO. Accordingly, our management will have broad discretion in the application of these proceeds.

We intend to use the net proceeds from the IPO for operating expenses, marketing, event expenses, technology development, retention of additional staff in the United States and Pakistan, working capital and general corporate purposes, including perhaps acquisitions of game licenses, technology platform agreements, data development and strategic partnerships. Investors are cautioned, however, that expenditures may vary substantially from these uses. Investors will be relying on the judgment of our management, who will have broad discretion regarding the application of the proceeds of the IPO. The amounts and timing of our actual expenditures will depend upon numerous factors, including the amount of cash generated by our operations and the amount of competition we face and other operational factors. We may find it necessary or advisable to use portions of the proceeds from the IPO for other purposes.

Because of the numerous risks and uncertainties associated with establishing a new business in India, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on many factors, including:

●	Failure of future market acceptance of our mobile esports products and services;

●	Increased levels of competition;

●	Changes in political, economic or regulatory conditions generally and in the markets in which we operate;

●	Our ability to retain and attract senior management and other key employees;

●

Our ability to protect our trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others and prevent others from infringing on the proprietary rights of the Company; and

●	Other risks, including those described in the “Risk Factors” discussion.

See “Risk Factors” for additional risks associated with our substantial capital requirements.

Cash Flows

The following table summarizes our sources and uses of cash and cash equivalents:

	Nine months Ended
	September 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$(307,613)	$(145,838)
Investing activities	-	-
Financing activities	292,766	604,471
Effect of exchange rate changes on cash and restricted cash	(2,135)	-
Net increase (decrease) in cash and restricted cash	$(16,982)	$458,633

Operating Activities

Net cash used in operating activities increased by approximately $162,000 for the nine months ended September 30, 2023 compared with the nine months ended September 30, 2022. The increase was primarily due to an increase in general and administrative expenses of approximately $152,000 and a decrease in accounts payable and accrued expenses of $15,000 offset by changes in other current assets of $5,000.

Investing Activities

We had no cash investing activities for the nine months ended September 30, 2023 and September 30, 2022.

Financing activities

Net cash used in financing activities changed by approximately $312,000 for the nine months ended September 30, 2023 compared with the nine months ended September 30, 2022. The change was primarily due to approximately $412,000 of net proceeds received in the nine months ended September 30, 2022 for the issuance of common stock and collection of stock subscription receivables compared to nil proceeds in the nine months ended September 30, 2023. The additional change of approximately $100,000 was from a net increase of $29,000 in proceeds from notes payable and advances from related party offset by a decrease of $71,000 in payments of deferred offering costs.

JOBS Act

As an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, as amended, or the JOBS Act, we can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards when they are required to be adopted by public companies that are not emerging growth companies.

Subject to certain conditions, as an emerging growth company, we rely on certain of these exemptions, including without limitation:

●	reduced disclosure about our executive compensation arrangements;

●	no advisory votes on executive compensation or golden parachute arrangements; and

●	exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

We may take advantage of these exemptions for up to five years or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company on the date that is the earliest of (i) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more; (ii) the last day of 2027; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC. We may choose to take advantage of some but not all of these exemptions. Accordingly, the information contained herein may be different from the information you receive from other public companies in which you hold stock.

Smaller Reporting Company

As a “smaller reporting company,” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, in addition to providing reduced disclosure about our executive compensation arrangements and business developments, among other reduced disclosure requirements available to smaller reporting companies, we present only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure. Accordingly, the information contained herein may be different from the information you receive from other public companies in which you hold stock.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2023, management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 6. Exhibits

The exhibits listed on the Exhibit Index hereto are filed or furnished (as stated therein) as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit No.	Document
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
101*

The following materials from Gamer Pakistan Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Extensible Business Reporting Language (iXBRL): (i) Balance Sheets as of September 30, 2023 (unaudited) and December 31, 2022, (ii) Statements of Operations (unaudited) for the nine months ended September 30, 2023 and 2022 (iii) Statement of Stockholders’ Equity (unaudited) for the nine months ended September 30, 2023 and 2022, (iv) Statements of Cash Flows (unaudited) for the nine months ended September 30, 2023 and 2022 and (v) Notes to Financial Statements (unaudited).

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMER PAKISTAN INC.

DATE: November 20, 2023	By:	/s/ James Knopf
James Knopf
Chief Executive Officer

GAMER PAKISTAN INC.

DATE: November 20, 2023	By:	/s/ Hemant Jain
Hemant Jain
Chief Financial Officer

