Form 10-Q/A
period 2023-09-30
Gamer Pakistan Inc
filed 2024-03-15
CIK 1948884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	GPAK	The Nasdaq Stock Market LLC

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

Explanatory Note

Gamer Pakistan Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 20, 2023 (the “Original Form 10-Q”) to make certain changes as described below.

Background

As previously disclosed in the Company’s Current Report on Form 8-K furnished to the SEC on January 18, 2024, the Company had recently discovered that its independent accountants, Mercurius & Associates (“Mercurius”), had not completed its review and approved the filing of the Original Form 10-Q. The Company requested that Mercurius perform a full review of the financial statements contained in the Original Form 10-Q, which now has been completed.

The review by Mercurius did not find that any errors in the balance sheets, financial statements as of and for the three and nine month periods ended September 30, 2023 and 2022, statements of stockholders’ equity for the nine month periods ended September 30, 2023 and 2022, or statements of cash flow for the nine month periods ended September 30, 2023 and 2022 that were included in the Original Form 10-Q. However, references in such financial information to “condensed” was changed to “consolidated” and changes were made to the Notes to Financial Statements as follows: Note 4 was expanded to describe certain other related party transactions and certain corrections were made in Note 6 to the descriptions of the agreements contained therein.

In light of the failure of the Company to properly confirm that Mercurius had completed its review of the Original Form 10-Q, management reassessed the effectiveness of the Company’s internal control over this matter and implemented a new internal procedure to verify in writing from Mercurius for future filings of Form 10-Q that Mercurius has completed its review and approved the filing of such Form 10-Q. Further, the Company concluded that its disclosure controls and procedures were ineffective as of September 30, 2023. As a result, the Company is amended and restating Part I, Item 4 (Controls and Procedures) in this Form 10-Q/A to update its conclusions regarding the effectiveness of its disclosure controls and procedures and its internal control over financial reporting as of September 30, 2023 as a result of the material weakness.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is also including with this Form 10-Q/A certifications of the Company’s principal executive officer and principal financial officer (included in Part II, Item 6. “Exhibits” and attached as Exhibits 31.1, 31.2, 32.1, and 32.2).

Except as described above, no other changes have been made to the Original Form 10-Q, and this Form 10-Q/A does not modify, amend or update in any way any of the financial or other information contained in the Original Form 10-Q. This Form 10-Q/A does not reflect events that may have occurred subsequent to the filing date of the Original Form 10-Q.

GAMER PAKISTAN INC.

- i -

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

- ii -

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

GAMER PAKISTAN INC.

Consolidated Balance Sheets

	September 30,	December 31,
	2023	2022
	(unaudited)	(audited)

Assets

Current assets:
Cash	$71,481	$90,277
Other current assets	221,686	167,736
Total current assets	$293,167	$258,013

Liabilities

Current liabilities:
Accounts payable	$26	$14,688
Related party payable	100,450	10,750
Accrued interest	13,794	—
Note payable	260,000	—
Total current liabilities	374,270	25,438

Commitments and contingencies

Stockholders’ equity (deficit)

Preferred stock; $0.0001 par value; 10,000,000 shares authorized; nil shares issued and outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 23,879,319 and 23,879,319 shares issued and outstanding	2,388	2,388
Additional paid-in capital	541,819	541,819
Accumulated deficit	(622,705)	(311,632)
Accumulated other comprehensive income (loss)	(2,132)	—

Total stockholders' equity (deficit) - Gamer Pakistan Inc.	(80,630)	232,575
Non-controlling interest	(473)	—
Total stockholders’ equity (deficit)	(81,103)	232,575
Total liabilities and stockholders' equity (deficit)	$293,167	$258,013

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

GAMER PAKISTAN INC.

Consolidated Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2023 and 2022

	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Revenue	$—	$—	$—	$—

Cost of revenue	—	—	—	—

Gross profit	—	—	—	—

Operating expenses:
General and administrative expenses	297,405	145,838	165,822	145,763
Total operating expenses	297,405	145,838	165,822	145,763

Loss from operations	(297,405)	(145,838)	(165,822)	(145,763)

Interest expense	(13,794)	—	(5,244)	—

Net loss	$(311,199)	$(145,838)	$(171,066)	$(145,763)

Net loss - non-controlling interest	$(126)	$—	$(126)	$—
Net loss attributable to Gamer Pakistan Inc.	$(311,073)	$(145,838)	$(170,940)	$(145,763)

Net loss per share attributable to common stockholders, basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average common shares outstanding, basic and diluted	23,879,319	22,072,651	23,879,319	22,072,651

Comprehensive loss:
Net loss	(311,199)	(145,838)	(171,066)	(145,763)
Unrealized loss on foreign currency translation	(2,132)	—	(2,132)	—

Total comprehensive loss	$(313,331)	$(145,838)	$(173,198)	$(145,763)
Comprehensive loss attributable to non-controlling interest	(126)	—	(126)	—
Comprehensive loss - Gamer Pakistan Inc.	(313,205)	(145,838)	(173,072)	(145,763)

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

GAMER PAKISTAN INC.

Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

For the nine months ended September 30, 2023 and 2022

					Accumulated		Total
			Additional		Other	Non-	Stockholders’
	Common Stock		Paid-In	Accumulated	Comprehensive	controlling	Equity
	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	(Deficit)

Balance, December 31, 2022	23,879,319	$2,388	$541,819	$(311,632)	$—	$(347)	$232,228

Net loss	—	—	—	(80,699)	—	—	(80,699)

Balance, March 31, 2023 (unaudited)	23,879,319	2,388	541,819	(392,331)	—	(347)	151,529

Net loss	—	—	—	(59,434)	—	—	(59,434)

Balance, June 30, 2023 (unaudited)	23,879,319	2,388	541,819	(451,765)	—	(347)	92,095

Net loss	—	—	—	(170,940)	—	(126)	(171,066)

Balance, September 30, 2023 (unaudited)	23,879,319	$2,388	$541,819	$(622,705)	$(2,132)	$(473)	$(81,103)

Balance, December 31, 2021	22,072,651	$2,207	$—	$—	$—	$—	$2,207

Net loss	—	—	—	(30)	—	—	(30)

Balance, March 31, 2022 (unaudited)	22,072,651	2,207	—	(30)	—	—	2,177

Net loss	—	—	—	(45)	—	—	(45)

Balance, June 30, 2022 (unaudited)	22,072,651	2,207	—	(75)	—	—	2,132

Issuance of common stock	1,367,122	137	409,863	—	—	—	410,000

Net loss	—	—	—	(145,763)	—	—	(145,763)

Balance, September 30, 2022 (unaudited)	23,439,773	$2,344	$409,863	$(145,838)	$—	$—	$266,369

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

GAMER PAKISTAN INC.

Consolidated Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2023 and 2022

	Nine months ended
	September 30, 2023	September 30, 2022
	unaudited	unaudited

Cash flows from operating activities

Net loss	$(311,199)	$(145,838)
Changes in operating assets and liabilities:
Prepaid expenses	(529)	—
Other current assets	5,000	—
Accounts payable and accrued expenses	(14,679)	—
Accrued interest	13,794	—

Net cash used in operating activities	(307,613)	(145,838)

Cash flows from financing activities

Issuance of common stock	—	410,000
Payment of deferred offering costs	(56,934)	(128,031)
Advances from related party	89,700	321,000
Proceeds from stock subscription receivable	—	1,502
Issuance of notes payable, short term	260,000	—

Net cash provided by financing activities	292,766	604,471

Effect of exchange rate changes on cash and restricted cash	(2,135)	—

Net increase (decrease) in cash and restricted cash	(16,982)	458,633

Cash and restricted cash as of beginning of period	88,463	—

Cash and restricted cash as of end of period	$71,481	$458,633

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

GAMER PAKISTAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company determined that K2 Gamer was a variable interest entity and it was the primary beneficiary of K2 Gamer prior to acquiring 90% of K2 Gamer in July 2023. However, the activity in K2 Gamer was immaterial prior to July 2023 and the results of K2 Gamer have only been included in the Company’s results since July 2023. K2 Gamer comprised approximately 24.3% of the Company’s total assets as of September 30, 2023, and 0.4% of the Company’s net loss for the nine months ended September 30, 2023, and 0.8% of the Company’s net loss for the three months ended September 30, 2023.

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

Interim financial statements

The unaudited consolidated financial statements are prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company’s financial position, the results of its operations, and cash flows for the periods presented. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America were omitted pursuant to such rules and regulations. The results of operations for the nine months ended September 30, 2023 are not necessarily indicative of the results expected for the year ending December 31, 2023.

GAMER PAKISTAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

GAMER PAKISTAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

GAMER PAKISTAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

GAMER PAKISTAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Nine months Ended September 30, 2023 and 2022 (unaudited)

Note 3 – Going Concern Uncertainty

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

Note 4 – Related Party Transactions

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

Other Related Party Transactions

The Company’s Chief Executive Officer (“CEO”) is also the CEO of Pin Stripe Entertainment, Inc. (“Pin Stripe”). The Company made payments to the CEO and Pin Stripe totaling approximately $70,000 for the three and nine month periods ended September 30, 2023, which were compensation for services provided by the CEO to the Company in his role as an officer of the Company.

The Company has an agreement for Alexander Alexandrov to serve as the Chief Technology Officer of the Company. Mr. Alexandrov owns Pixel Colony, LLC (see Note 6). Pixel Colony, LLC and Mr. Alexandrov provided services to the Company during the three and nine month periods ended September 30, 2023 and received payment from the Company totaling approximately $14,000.

The Company also paid certain shareholders of the Company for consulting and other services performed during the three and nine month periods ended September 30, 2023 totaling approximately $26,000.

The CEO of K2 Gamer owns approximately 5% and 7% of K2 Gamer and ESP, respectively. The Company paid ESP approximately $101,000 for services provided during the three and nine month periods ended September 30, 2023.

GAMER PAKISTAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Nine months Ended September 30, 2023 and 2022 (unaudited)

Note 5 – Stockholders’ Equity

Preferred Stock

The Company has authorized the issuance of 10,000,000 shares of $0.0001 par value preferred stock.  At September 30, 2023, there were nil shares issued and outstanding.

Common Stock

The Company has authorized the issuance of 100,000,000 shares of $0.0001 par value common stock.  At September 30, 2023, there were 23,879,319 shares issued and outstanding.

Note 6 – Commitments and Contingencies

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

Spivak Management Inc. Consulting Agreement

Pursuant to an agreement dated December 1, 2022, the Company has agreed to pay to Spivak Management Inc. (“SMI”) $240,000 for business consulting services rendered by SMI, which is payable upon the commencement of the closing of the Company’s IPO, which occurred in October 2023.

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

GAMER PAKISTAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Agreement with Pixel Colony, LLC

In February 2023, the Company entered into a binding MOU with Pixel Colony, LLC (“Pixel”) pursuant to which Pixel will develop and maintain the GAMER Core Platform. The “GAMER Core Platform” is a web platform that will allow the Company to create customized profiles for schools and universities with whom the Company partners. The Company plans to also use the platform to conduct championships/tournaments; host / stream online events, record/display game scores and player statistics and sell tickets and merchandise through the platform and leverage the audience and features into social interactions between the users as well and expand the platform. Pixel may utilize third party developers and hardware. Pixel will provide development services for the GAMER Core Platform, including without limitation ideation, architecture and development services and integration of third-party software. The parties will develop a mutually agreed upon set of features, budget and timeline. Pixel also will be available to provide ongoing development and maintenance to the Company under terms to be negotiated in good faith. The Company is obligated to set aside approximately $1.2 million to be deployed over a two-year period for the services of Pixel and any third-party developers. There is no minimum payment that is guaranteed. The CEO of Pixel is Alexander Alexandrov and he has a 100% interest in this amount. Either party can terminate the agreement for cause upon 30 days prior written notice, unless the cause is cured within 30 days. Mr. Alexandrov will serve as Chief Technical Officer of the Company on a part-time basis.

Legal

From time to time, the Company may be involved in various litigation matters, which arise in the ordinary course of business.  There is currently no litigation that management believes will have a material impact on the financial position of the Company.

Note 7 – Subsequent Events

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing in this Quarterly Report on Form 10-Q. This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

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

Results of Operations

Three and Nine months Ended September 30, 2023 compared with the Three and Nine months Ended September 30, 2022

The following table summarizes the results of our operations for each of the three month and nine month periods ended September 30, 2023 and 2022, together with the changes in those items in dollars and as a percentage:

	Three Months Ended				Nine months Ended
	September 30,		$	%	September 30,		$	%
	2023	2022	Change	Change	2023	2022	Change	Change
Revenue	$—	$—	$—	*	$—	$—	$—	*
Costs and expenses:
Cost of revenue	—	—	—	*	—	—	—	*
General and administrative	165,822	145,763	20,059	14%	297,405	145,838	151,567	104%
Total costs and expenses	165,822	145,763	20,059	14%	297,405	145,838	151,567	104%
Loss from operations	(165,822)	(145,763)	(20,059)	14%	(297,405)	(145,838)	(151,567)	104%
Interest income/(expense)	(5,244)	—	(5,244)	*	(13,794)	—	(13,794)	*
Net loss	$(171,066)	$(145,763)	$(25,303)	17%	$(311,199)	$(145,838)	$(165,361)	113%

*	Not meaningful

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

Cash Flows

The following table summarizes our sources and uses of cash and cash equivalents:

	Nine months Ended
	September 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$(307,613)	$(145,838)
Investing activities	—	—
Financing activities	292,766	604,471
Effect of exchange rate changes on cash and restricted cash	(2,135)	—
Net increase (decrease) in cash and restricted cash	$(16,982)	$458,633

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2023 due to the fact that a written confirmation from our independent auditors was not required to confirm that they had completed their review of our Form 10-Q and approved its filing. Management subsequently implemented a policy requiring written confirmation from our independent auditors before filing a Form 10-Q.

Changes in Internal Control over Financial Reporting

With the exception of the policy implemented as described above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

We are not currently subject to any legal proceedings or claims, however, we may become subject to legal proceedings and claims arising in connection with the normal course of our business.

Item 6. Exhibits.

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

GAMER PAKISTAN INC.

DATE: March 15, 2024	By:	/s/ James Knopf
James Knopf
Chief Executive Officer

GAMER PAKISTAN INC.

DATE: March 15, 2024	By:	/s/ Jerry J. Goldstein
Jerry J. Goldstein
Interim Chief Financial Officer