Form 10-K
period 2023-12-31
Gamer Pakistan Inc
filed 2024-07-03
CIK 1948884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 333-273220

GAMER PAKISTAN INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	87-3732146
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

35 E. Horizon Ridge Pkwy, Suite 110-481
Henderson, Nevada	89002
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (702) 905-1171

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value per share	GPAK	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 20, 2024, there were 25,579,319 shares of the registrant’s common stock outstanding.

GAMER PAKISTAN INC.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item Gamer Pakistan, Inc. (the “Company”) that are based on management’s current expectations, estimates, projections and assumptions about the Company’s business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and elsewhere in this Report as well as those discussed from time to time in the Company’s other Securities and Exchange Commission (“SEC”) filings and reports. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date of this Report or, in the case of any document incorporated by reference, the date of that document, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If we update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

Part I

Item 1. Business

Overview

We are a development-stage interactive esports event promotion and product marketing company, founded in November 2021. Our initial focus is on creating college, inter- university and professional esports events for both men’s and women’s teams, particularly esports opportunities with colleges and universities in Pakistan. The Government of Pakistan’s 2021-22 Pakistan Economic Survey estimated that from 2020-21 there were approximately 500,000 students enrolled in technical and vocational education, approximately 760,000 in degree-awarding colleges, and 1.96 million students in universities.1  We will endeavor to integrate competitive events that include our teams and leagues with regional and global teams and leagues sponsored by others. Our executive offices are located at 35 E. Horizon Ridge Pkwy, Suite 110-481, Henderson, NV 89002; our website is gamerpakistan.com.

We conduct our operations in Pakistan through K2 Gamer (PVT) Ltd. (“K2 Gamer”), which in turn utilizes Elite Sports Pakistan Pvt. Ltd. (“ESP”) for assistance on many of its activities, ESP has assigned all of its rights with respect to the exploitation of esports to K2 Gamer. K2 Gamer and ESP each is a company duly incorporated under the laws of Pakistan. Pursuant to agreements with the three owners of K2 Gamer, we acquired 90% ownership of K2 Gamer in November 2022 subject to required approval by the Securities and Exchange Commission of Pakistan (“SECP”), which approval was granted in July 2023. We acquired 90% of K2Gamer so that it could be our operating subsidiary in Pakistan.

Mr. Muhammed Jamal Qureshi is an owner, CEO and a director of K2 Gamer and ESP.

To date the Company has organized and held more than 30 championships, including the first “Annual University Esports National Tournament and Championship on June 30 through July 1 of 2022. In December 2022 we held the week-long inaugural National Esports Free Fire Championship. The 2023 Gamer Pakistan esports competitions included National Valorant League, Islamabad Esports Championship, Sindh (Provincial) Intervarsity PubG Tournament, KPK FIFA Championship, Lahore Esports (LAN event) Championship, GP Pakistan Tekken.

Championship, Gamer Pakistan National FREE FIRE League and the Punjab (Provincial) Open Esports Championship. Gamer Pakistan and K2Gamer organized the PUBG Mobile K2Gamer Pakistan Universities Showdown 2023-2024. The tournament commenced on December 21, 2023, with registrations open to gamers nationwide. Over 600 teams participated in LAN and online events. Teams competed through interzone qualifiers, group stages, and quarterfinals, culminating in a grand finale at The Grand Hotel Millennium Lahore on March 7 and 8, 2024. The event was sponsored by the AS Group of companies in Lahore, 313 Mobile Kot Addu and Red Bull.

The Company has a variety of events and competitions planned throughout the remainder of 2024 and into 2025 with over 800 teams and 800,000 participants. Further, the Company as discussed, is also looking into expanding its business model and hosting events involving competitions among other countries and or events.

__________________________

[1]	https://www.trade.gov/country-commercial-guides/pakistan-education.

Esports are the competitive playing of video games by amateur and professional teams or individuals for cash and other prizes. Esports typically take the form of organized, multiplayer video games that include real-time strategy and competition, including virtual fights, first-person shooter and multiplayer online battle arena games. The games are played on dedicated hardware (consoles), personal computers (PCs), or a range of mobile devices including smart phones and tablets. Unlike games of chance or luck, esports are defined as competitive games of skill, timing, knowledge, experience, practice, attention and teamwork. Tournaments can be held using consoles, PCs, mobile devices, or a combination of the foregoing. Competitors participate at large in-person events, small in-person events and virtually from home or computer cafes.

Interest in esports is rapidly growing. According to Niko Partners, a market research and consulting firm, Asia’s esports audience grew by 13% in 2021 to nearly 700 million esports fans, while the Asia esports industry generated a combined revenue of $634.3 million in 2021, a 16.6% growth from the prior year.2  In 2021, Asia accounted for 57% of the estimated $1.1 billion global esports market revenue.3  Another market research and consulting company has estimated that esports revenue worldwide will grow to $1.866 billion in 2025.4

Pakistan is a large market for esports.5  Pakistan is the fifth most populous country in the world, with a current population estimated to be approximately 231,000,000 persons.6  The median age in Pakistan is 22.8 years, and 35.1% of the population is urban (77,437,729).7  Mobile cellular subscriptions have grown at an astounding rate in Pakistan, with 79.51% of the inhabitants having a mobile cellular subscription in 2020 compared to only 0.22% in 2000.8  Approximately 36.8 million persons in Pakistan have been estimated to play video games in 2022, and the number is expected to increase to 50.9 million (20.6% of the population) by 2026, with video game industry revenue expected to reach $208.7 million in 2022 and grow at an annual growth rate of 2.17% from 2022-2026, reaching an estimated annual revenue of $227.4 by 2026.9

Prior to 2010, competitive electronic gaming in Pakistan was limited to small events at engineering colleges. With the introduction of capable and less-expensive smart phones, 4G technology, mobile games, better content, better graphics and significant prize money, Pakistan has seen significant growth in esports in recent years.10

Although still relatively underdeveloped, Pakistan’s esports industry, which is distinct from online gaming in Pakistan (gaming includes fantasy sports, games of chance and card games), is aggressively growing in the backdrop of the Digital Pakistan initiative launched by the former Imran Khan government in 2019.11  Esports are recognized as an official sport in Pakistan. With approximately 65% of the country’s population being under the age of 30, 116 million broadband and 113 million 3G/4G subscribers, Pakistan is a huge potential market for video games and esports.12  Pakistan has become a “mobile-first” gaming market in which cell phones are the primary mode for gaming rather than consoles or computers; mobile games are expected to generate $171.3 million in 2022 compared with $21.34 million for online games and $16.3 million for download games.13

We intend to commercialize our efforts through the sale of advertising and sponsorships to accompany live and delayed streaming of tournaments and events, and to market and sell sponsorships.  Sponsorship revenues have been the primary source of esports revenues, representing nearly 60% of all esports revenues in 2022.14  The other sources of esports revenues in 2022 were media rights, publisher fees, merchandise and tickets, digital and streaming.15

__________________________

[2]	https://nikopartners.com/news/asias-share-of-the-global-esports-market-continues-to-grow (July 13, 2022).
[3]	Id.
[4]	Newzoo, Global Esports & Live Streaming Market Report 2022.
[5]	Moazzam Kamran, business transformation director at REDtone Digital Services , which offers esports services through GameRED, in an interview with Arab News; https://www.arabnews.pk/node/2074541/pakistan
[6]	https://www.worldometers.info/world-population/pakistan-population/
[7]	Id.
[8]	https://www. statista.com/statistics/510531/mobile-cellular-subscriptions-per-100-inhabitants-in-pakistan/
[9]	https://www.statista.com/outlook/dmo/digital-media/video-games/pakistan/
[10]	https://esportsinsider.com/2022/08/esports-around-the-world-pakistan; https://www.zameen.com/blog/pakistan-secured-11th-position-global-esports-earning.html.
[11]	https://www. arab.news/7253, May 2, 2022.
[12]	Id.
[13]	https://www.statista.com/outlook/dmo/digital-media/video-games/pakistan/
[14]	Newzoo, Global Esports & Live Streaming Market Report 2022.
[15]	Id.

To implement our initial focus, we have entered into an assignment and consulting agreement with ESP pursuant to which ESP has assigned to K2 Gamer its rights pursuant to both a 10-year renewable agreement between ESP and the Inter University Consortium for Promotion of Social Sciences (“IUCPSS”) and also its direct agreements with various colleges and universities. The IUCPSS has 96 of Pakistan’s Universities as members of the approximately 186 universities found in Pakistan.  In 2022 the IUCPSS and ESP entered into an agreement pursuant to which IUCPSS exclusively licensed to ESP all of its rights for the exploitation and monetization of esports and agreed to provide certain non-monetary assistance (but no cash compensation) in connection therewith (see “Business: Material Agreements”).  ESP continues to service the IUCPPS agreement in partnership with and under the direction of K2 Gamer. From December 2021 through November 2022, K2 Gamer and ESP have organized and conducted 27 university esports tournaments, with each involving between eight and 32 teams. ESP and K2 Gamer will determine potential tournaments, contact universities or teams to determine interest, and if there is sufficient interest then organize and hold the tournament. Approximately a dozen tournaments currently are planned for the balance of 2023, with each involving from four to as many as 160 teams.  IUCPSS has assisted in organizing the tournaments.

Esports is a new norm which has been getting acceleration in the academic institutions and society since the inception of Covid-19. The organization of such events at academic institutions must be held on a regular basis to normalize the esports culture and to develop standard rules and regulations.

The Company’s “All Pakistan National Intervarsity Esports Championship” was held at MINHAJ University Lahore, (MUL), on June 30 through July 01, 2022. It was the first of its own kind of official Intervarsity eSports National event where cash prizes worth 300,000 Pakistani PKR (referred to herein as “PKR”) were awarded to the winner and runner-up teams of the tournament along with cash prizes for the team officials and sports directors of the participating universities. It is unprecedented in the higher education sector that large cash prizes were being offered for the encouragement and welfare of the students in Esports discipline. The championship was comprised of 49 teams from renowned universities and was the culmination of eight conferences across Pakistan.

The Company’s business plan contemplates the following:

●	The Company will continue to focus on both console, PC and mobile esports. Mobile is the highest-growth digital games segment and has surpassed personal computers and consoles as the choice of players due to improvements the mobile gaming experience, faster 5G technology and lower costs, according to GlobalData.[16] The game publishers of Fortnight and PUBG have shifted to mobile applications, and Activision is scheduled to release Warzone Mobile this year.[17] Global revenue of mobile games is expected to show an annual growth rate of 6.54% from 2023 to 2027 to $221.7 billion,[18] and Pakistan’s segment is projected to see revenue growth in 2023 reach $40.27 million and grow by 5.49% between 2023 and 2027 to $49.86 million in 2027, with the number of users of mobile games in 2027 estimated to be 43.8 million users.[19]
●	Management believes that the Company’s early activities as well as the officially-sanctioned National University Esports Annual Championship, give the Company an early mover advantage to build out its university esports relationships and to secure additional contracts to build its esports business.

●	Esports gamers in Pakistan can earn substantial amounts of money from tournaments and endorsements. Somail Hassan, 22, from Pakistan, is the #1 ranked eSports player in Pakistan and the #18th ranked eSports player in the world, and has earned $3.9 million from 81 tournaments.[20] Somail’s brother, Yawar Hassan, from Pakistan, is the #2nd ranked eSports player in Pakistan and the #273rd ranked eSports player in the world, and has earned nearly $626,000 from 50 tournaments.[21] Arslan Ash won the Evolution “EVO” 2019 and EVO Japan [22] and in December of 2019 was unanimously named the ESPN eSports player of the year.[23]

_________________________________

[16]	https://www.globaldata.com/media/thematic-research/mobile-gaming-represent-50-revenues-will-470-billion-gaming-industry-2030-says-globaldata/
[17]	Id; https://www.videogameschronicle.com/news/microsoft-expects-call-of-duty-mobile-to-be-phased-out-for-warzone-mobile.
[18]	https://www.statista.com/outlook/dmo/digital-media/video-games/mobile-games/worldwide.
[19]	https://www.statista.com/outlook/dmo/digital-media/video-games/mobile-games/pakistan.
[20]	https://www.esportsearnings.com/players/14196-sumail-hassan.
[21]	https://www.esportsearnings.com/players/19967-yawar-hassan
[22]	https://en.wikipedia.org/wiki/List_of_Evolution_Championship_Series_champions
[23]	https://www.youtube.com/watch?v=Mzb0WNNOP8w.

Our Marketing Plan

The rapid growth of esports and mobile applications in Pakistan create an opportunity for us to expand our business. Initially, while continuing to use the current tournament structure, we plan to license and utilize existing technology platforms to increase our esports business, thereby avoiding the expense and risk of developing our own technology. Our principal revenue sources will continue to be sponsorships, advertising, event registration fees and the sale of merchandise that includes our trademarks and the logos and other trademarks of university teams or players that compete on our platforms and to which we have ownership or licensed rights.

Our strategy is to differentiate our Company as the go-to platform for university esports enthusiasts and to create increasingly exciting events for large audiences with state-of-the-art video coverage and interactive options for players and fans in South Asia and the Pakistani diaspora. We plan to acquire esports game developers and to introduce our own esports games for certain tournaments to further differentiate ourselves from our competitors. We plan to create revenue from project content, merchandising and licensing of brand elements, name and likeness games in addition to ss rights and similar rights.

The esports events we have held or are currently planning include the following:

●	Open tournaments to create awareness;

●	Intra-university tournaments;

●	Rivalry inter-university tournaments;

●	Conference and divisional championship tournaments;

●	National university championships; and

●	International friendlies.

How Esports Will Generate Revenues

The revenue stream for esports includes naming and media rights, in-app purchases (including branded merchandise), pay-per-download, subscriptions, in-app advertisements, incentive-based advertising, event advertising and sponsorships, event admission fees, team entry fees, ticket fees for streamed events (pay-per-download), game and hardware manufacturers’ sponsorship and revenue from streaming (advertising, sponsorships and subscriptions).

Of these segments, media rights are currently growing faster than the other segments in the esports market. Sponsorships and advertising account for most of the traditional revenues. Manufacturers of gaming equipment and accessories are usually the largest source of the sponsorship revenue, and sponsorship has been a long-term recurring revenue stream for many esports companies. Globally, broadcast and streaming revenue is still relatively underdeveloped as broadcasters look for esports content with the widest demographic appeal. ESPN, Disney and ABC are involved in television broadcasts of the esports events, and Twitch, YouTube and Facebook have become important streaming platforms.

We expect to generate revenues for the Company from registration fees, and add as revenue sources admission fees to venues, sponsorships, advertising, license fees for content, and from shared royalties from the sale of K2 Gamer event-specific merchandise. As we build brands, we plan to generate revenue by licensing the use of Brand Elements, name and likeness rights and similar rights in our games and in players.

Event organizers typically collect a tournament fee from each player or team in the tournaments, and from these funds cash prizes are paid. Tournament expenses are also paid out of these funds. Organizers also collect a tournament sponsor’s fee (sponsor’s fees are typically 10% of total tournament entry fees).

Recent Developments

Since the National Assembly election in Pakistan in February 2024, there have been serious concerns expressed in many quarters regarding the political and economic uncertainty of Pakistan. In light of these concerns, the Board of Directors of the Company is examining the future direction of the Company’s business.  See also Item 5(a).

Competition

Given that we will operate in the entertainment and on-line esports industries, we consider any type of discretionary leisure and entertainment provider to be a competitor with respect to the consumers’ time and disposable income.

The Pakistan esports industry is fragmented and in its early stages of development, but it is becoming increasingly competitive.

With relatively low barriers to entry, new competitors may easily enter the esports video game tournament segment on which we are focused. The competitors may offer an equivalent or superior product to that of the Company. We expect the number of companies offering products and services in our market segment to increase. Most of our current competitors have far greater resources than we have.

Our Competitive Strengths

We believe the following differentiates us from our competitors:

●	We are focused initially on university esports in Pakistan, a market segment that has only just begun to be commercialized.

●	We have obtained a license to certain rights to promote and commercialize university esports programs in association with IUCPSS in Pakistan as well as an additional 18 individual Universities

●	We have a management team with experience in university sports in Pakistan and India. This team introduced and organized the first competitive university esports events in India in 2017 and Pakistan in 2022.

Technology And Services Required

In order to conduct a tournament, we require internet gaming rooms where a match will be held. Rooms can be rented by obtaining a “room card” from various sources online. In addition, we must the select a streamer to provide the live and streaming of the esports event, a graphic designer to create branding and marketing materials for digital marketing and social media posts, a video editor to select the important play and make highlights of the event, adequate internet, either mobile phones for mobile esports tournaments or gaming computers, Xbox and/or playstations for LAN events, and casters to host and do commentary. All of the above can be obtained without undue difficulty for each sponsored event.

Intellectual Property

The Company is an entertainment company, not a technology company, and any technology required in connection with our business will be licensed or purchased from third parties, at least initially. In the event we develop technology in the future, this technology will be patented.

The trade secrets, copyrights and trademarks of the Company’s business, such as user lists, logos, names of events and other designs and images are or will be registered and defended as appropriate.

Research And Development

The Company has not initiated any R&D and has no current plans to do so.

Employees

As of December 31, 2023, the Company and K2 Gamer had 7 full-time employees. The employees in Pakistan work a majority of their time to organize events for our operations in Pakistan. We are not a party to any collective bargaining agreement.

Government Regulation

Prior to its independence in 1947, Pakistan was a part of the British empire and the laws promulgated during colonial days were based on principles of English law, which practice has continued. There currently are no Pakistani laws of which we are aware that are material to our business.  No laws in Pakistan directly regulate esports tournaments such as we provide. As in most countries, we are subject to and must comply with various Pakistan sales, use, occupancy, value-added and other tax laws, rules and regulations which relate to our services and products, as in place in each Pakistan jurisdiction, and as interpreted by the applicable taxing authorities.

We may be subjected in the future to new laws adopted in one or more jurisdictions where we will be deemed to be doing business, which regulate esports and esports gaming, or sweep our esports gaming together with games of chance and forms of gambling which are then heavily regulated, taxed, or even outright banned.  We are not currently aware of any such contemplated laws that would affect our proposed business.

We believe our esports games to be fairly defined as competitive games of skill, timing, knowledge, experience, practice, attention and teamwork, but not games of chance or luck. We believe that “cash-based” tournaments involving games of skill should not be considered gambling because the generally accepted definition of gambling involves three specific things: (i) the award of a prize, (ii) paid-in consideration (meaning entrants pay to compete) and (iii) an outcome determined on the basis of chance.

Currently there are no laws in Pakistan or in other countries in South Asia which preclude us from the organization, commercialization and promotion of our esports tournaments and events.

Online gambling has gained significant scrutiny in Pakistan. Games of chance in Pakistan are considered gambling and are expressly prohibited. However, we do not intend to offer any facility for players to wager on the outcome of the games or events.

We are also subject to various U.S. and other foreign laws and regulations that affect our ability to organize and operate our planned mobile esports business. These laws and regulations, particularly in foreign markets, are often subject to extensive and evolving regulations that could change based on political and social norms and/or that could be interpreted in ways that could negatively impact our business.

We will be subject to existing laws and regulations and likely new laws and regulations that address user privacy, pricing, online content regulation, taxation, information security, user privacy, and the characteristics and quality of online products and services.

We will have to comply with the Foreign Corrupt Practices Act (the “FCPA”) and other anti-corruption laws which generally prohibit U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business. Violations of the FCPA and other anti-corruption laws can result in severe criminal and civil sanctions and other penalties.

We also expect to deal with significant amounts electronic financial transactions in our operations and will be subject to various reporting and anti-money laundering regulations.

We may also be subject to laws and regulations directed toward the gambling industry in general and specifically to online gambling.

In order to establish and grow our business, we will adhere to the government laws and regulations and recognized licenses that are required.

Material Agreements

The material agreements summarized below are attached as exhibits to this Annual Report on Form 10-K. Such summaries by necessity do not include all provisions of such agreements, but rather are intended to fairly present the terms and conditions we believe to be material from a business and operating perspective.

Agreements to Purchase 90% of K2 Gamer

In November 2022 we entered into agreements with the three owners of K2 Gamer to acquire 90% of K2Gamer.  Such acquisition was subject to approval by the Securities and Exchange Commission of Pakistan, which approval was received in July 2023. The purchase price for the shares is 900,000 PKR, or approximately $3,500 in U.S. dollars, representing the par value of such shares. The three selling owners, Muhammad Jamal Khan Qureshi, his wife Shifa Benish, and Anila Bashir, continue to own the remaining 10% of K2 Gamer. Mr. Qureshi has continued as CEO of K2 Gamer since the transfer.

ESP/IUCPPS Agreement

In April of 2022, ESP entered into a definitive agreement, termed a Memorandum of Understanding (“MOU”), with IUCPSS pursuant to which IUCPSS exclusively licensed to ESP all of its rights for the exploitation and monetization of esports and agreed to provide certain non-monetary assistance (but no cash compensation) in connection therewith. In addition to the on-air rights granted to ESP, IUCPSS also granted to it the right to monetize all other sponsorship rights in respect of esports games and events during the term. In consideration for such rights, ESP must contribute the sum of one million PKR (approximately $4,400) each year. The term is for ten years, with an automatic renewal of additional ten-year terms unless ESP gives notice that the term will not renew. However, either party can terminate the MOU upon 30 days’ notice to the other. ESP has the right to sublicense or assign its rights to an affiliate.

Assignment and Consulting Agreement Between ESP and K2 Gamer

Pursuant to an Assignment and Consulting Agreement effective as of January 1, 2022, ESP has assigned its esports rights under the MOU to K2 Gamer, but remains a holder of the rights. Each of ESP and K2 Gamer is entitled to the esports rights and responsible for the obligations of ESP pursuant to the MOU, but any exercise of the rights or obligations by ESP is subject to the approval of K2 Gamer. K2 Gamer has agreed to provide or cause to be provided funding necessary for the exploitation of rights and the engagement of employees and third parties authorized by K2 Gamer, as well as such compensation as is reasonably determined from time to time. The agreement shall continue until the termination of the MOU.

Logo Agreements

The Company usually seeks to have a university enter into a logo agreement with K2 Gamer or ESP.  The typical logo agreement with a university approves a specified team name, graphic design and corresponding colors for the team, specifies that K2 Gamer/ESP will be responsible for all expenses incurred in the creation, maintenance and commercial use of the logo, and will be entitled to retain the financial benefits related to the logo.  The rights granted are perpetual.

Agreement with Face Rebel, LLC

On December 29, 2022, the Company entered into a consulting agreement with Face Rebel, LLC., to provide various services and support to the Company, including creating marketing materials to promote the Company and educate potential business partners about the Company, research, copywriting, design & layout, photo color correction & manipulation, illustrations, revisions, and computer back-up of files. In addition, Face Rebel assists the Company’s IP attorney with the necessary materials to file US registrations and will assist outside vendors with artistic direction and files needed to complete their tasks. Final approved materials will be saved in PDF format to be distributed. Face Rebel receives $16,000 per month for its services, 100% of which represents Mr. Fredriksen’s interest in the transaction. The agreement will continue until either party gives the other at least ten days’ prior written notice of termination. Face Rebel’s CEO, Keith Fredriksen, is Secretary and a director of the Company.

Spivak Management Inc. Consulting Agreement

Pursuant to an agreement dated December 1, 2022, we have agreed to pay to Spivak Management Inc. (“SMI”) $240,000 for business consulting services previously rendered by SMI. The amount was repaid in the fourth quarter of 2023.

Agreement with Pixel Colony, LLC

In February 2023 we entered into a binding Memorandum of Understanding with Pixel Colony, LLC pursuant to which Pixel was to develop and maintain the Gamer Core Platform, which was to be a web platform that would allow us to create customized profiles for schools and universities with whom we partner. We ultimately concluded that the platform being developed would not provide the services we expected, and in January 2024 entered into a Separation Agreement and Release of Claims pursuant to which the parties separated amicably and we paid Pixel Colony $60,000 for its services.

Letter of Intent with Nick Venezia

In February 2023 we entered into a Letter of Intent with Nick Venezia and Social Outlier pursuant to which, subject to the negotiation and execution of a definitive agreement, we and they would form a new company (“Newco”) to design and implement data collection and evaluation, engine and platform focused on the Pakistan population. The parties subsequently agreed that the development would be undertaken directly by Mr. Venezia and Social Outlier on behalf of the Company. In 2024 the Company decided that the services were not generating the revenue predicted and therefore notified Mr. Venezia that his services were being terminated.

Loan by Sports Industry of India, Inc. (“SII”)

In February 2023 SII loaned $260,000 to the Company to enable the Company to pay costs primarily related to the structuring of the Company and to the initial public offering. The loan bore eight percent simple interest per annum. Principal and interest were due at the earlier of (i) within thirty (30) days after the completion of this offering or (ii) December 31, 2023, and were paid in full in October 2023 after the effectiveness of the registration statement for the initial public offering.

Amounts Owed to Richard Whelan

Richard Whelan loaned $10,750 to the Company in the fourth quarter of 2022 and an additional $75,000 in first quarter of 2023. The loans were payable on demand. There are no written loan documents with respect to these loans. The loans were repaid in the fourth quarter of 2023. During the fourth quarter of 2023, the Company paid $15,000 to Mr. Whelan for consulting services, and as of December 31, 2023 owed Mr. Whelan approximately $28,000 additionally.

Agreement With ST7 Investments, LLC (“ST7”)

In about October 2023 the Company began utilizing ST7 for the development, technical support, marketing and upgrades for acquired intellectual property, including in-game providers and various games. In April 2024 the Company and ST7 entered into a Settlement Agreement and Release of All Claims pursuant to which the parties separated and settled all disputes between them. Pursuant to such agreement, the Company paid $75,000 to ST7 and quitclaimed to it certain intellectual property ST7 may have acquired for the Company.

Agreement with Beyond Media

The Company utilized Beyond Media for marketing awareness campaigns in the fall of 2023, for which the Company paid $100,000. Beyond Media is not providing any additional services for the Company at this time

Consulting Agreement MZHCI, LLC

During 2023, the Company utilized MZHCI, LLC for investor relation services and incurred $75,000 for these services. The Company terminated the agreement with MZHCI, LLC in January 2024 and has discontinued their services.

Item 1A. Risk Factors

Not applicable to a smaller reporting company.

Item 1B. Unresolved Staff Comments

Not applicable to a smaller reporting company.

Item 2. Properties

The Company maintains office space at 35 E. Horizon Ridge Pkwy, Suite 110-481, Henderson, NV 89002. K2 Gamer’s offices are located at a building owned by Mr. Qureshi, for which the rent is $6,000 per year and has been repaid for ten years.

Item 3. Legal Proceedings

There are no legal proceedings which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)          Market Information

Our Common Stock is traded on the Nasdaq Capital Market under the symbol “GPAK.” Our Common Stock commenced public trading on October 9, 2023.

On June 4, 2024, the Staff of Nasdaq notified Gamer Pakistan Inc. (“Company”) that unless the Company timely requests a hearing before a Hearings Panel (the “Panel”), the Company’s securities will be delisted from The Nasdaq Stock Market for the reasons set forth below. The Company timely requested a hearing before the Panel, which hearing will be held on July 18, 204. Nasdaq has granted the Company’s request that any trading suspension or delisting action be stayed through the hearing date. Pursuant to the Nasdaq Listing Rules, the Panel may grant an additional extension period. However, there can be no assurance that the Panel will grant the Company an additional extension, or that the Company will be able to regain compliance by the end of any additional extension period.

The reason for the delisting notice is as follows:

On December 4, 2023, Nasdaq had notified the Company that the bid price of its listed security had closed at less than $1 per share over the previous 30 consecutive business days, and, as a result, did not comply with Listing Rule 5550(a)(2) (the “Rule”). In accordance with Listing Rule 5810(c)(3)(A), the Company was provided 180 calendar days, or until June 3, 2024, to regain compliance with the Rule. The Company has not regained compliance with the Rule and is not eligible for a second 180 day period, because the Company does not meet the $5,000,000 minimum stockholders’ equity requirement for initial listing on The Nasdaq Capital Market or any of the alternatives set forth under Listing Rule 5550(b).

Separately, on April 18 and May 17, 2024, the Staff notified the Company that since it failed to file the Form 10-K for the year ended December 31, 2023, and the Form 10-Q for the period ended March 31, 2024, the Company no longer met the filing requirement for continued listing on The Nasdaq Stock Market set forth under Listing Rule 5250(c)(1). In light of the foregoing and in accordance with Listing Rule 5810(c)(2)(A), the Staff cannot accept a plan to regain compliance. As such, these matters are an additional and separate basis for delisting the Company’s securities from The Nasdaq Stock Market.

(b)          Holders

On June 20, 2024, there were 162 holders of record of our Common Stock.

(c)          Dividends

We have not paid any cash dividends on our Common Stock to date and do not intend to pay cash dividends for the foreseeable future.

(d)          Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)          Recent Sales of Unregistered Securities

On or about November 24, 2021, a total of 128 employees and consultants purchased from us an aggregate of 22,072,651 shares of Common Stock, or “founder shares,” for an aggregate purchase price of $2,207, or approximately $0.0001 per share, in a private placement.

In August 2022 through December 2022, a total of 20 investors purchased from us an aggregate of 1,806,668 shares of Common Stock, for an aggregate purchase price of $542,000, or approximately $0.30 per share.

Each of these purchasers is an accredited investor for purposes of Rule 501 of Regulation D. No underwriting discounts or commissions were paid with respect to such sales.

In each case, the securities issued as described above, were issued in reliance on the exemption from registration under applicable securities laws provided by Section 4(a)(2) of the Securities Act of 1933, and similar exemptions under state securities laws.

(f)          Use of Proceeds from the Initial Public Offering

On October 11, 2023, the Company raised gross proceeds of approximately $6,800,000 through its initial public offering (“IPO”), with net proceeds of approximately $5,435,000 after deducting underwriting discounts and commissions.

There has been no material change in the planned use of proceeds from our Initial Public Offering as described in the IPO Registration Statement, except that we terminated our agreement with Pixel Colony LLC with respect to the construction of a Core Platform due to dissatisfaction with the platform being developed.

(g)          Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing in this Annual Report on Form 10-K. This discussion and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis, and elsewhere in this Annual Report on 10-K.

Objective

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our audited consolidated financial statements for the years ended December 31, 2023 and 2022 and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the year ended December 31, 2023, as compared to the year ended December 31, 2022. This discussion should be read in conjunction with our consolidated financial statements for the years ended December 31, 2023 and 2022 and the related information included elsewhere in this annual report on Form 10-K.

Overview of 2023

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

From inception in November 2021 through the present date, we have focused on having K2 Gamer and/or ESP enter into agreements with universities to undertake esports tournaments endorsed by the universities in which their students will participate, and for which the universities will provide marketing support, building the necessary infrastructure for our business, and conducting initial tournaments. The purpose of our initial tournaments was to refine our logistics and technology, demonstrate competence to universities, and provide a showcase to potential marketing partners, advertisers and other sponsors. We have not yet generated any significant income, nor has K2 Gamer or ESP.

During 2024, we anticipate that we will organize or co-organize approximately 12 or more tournaments and we intend to commence solicitation of marketing partners, advertisers and other sponsors, with the goal of beginning to generate revenue thereafter. There is no assurance that we will succeed in this endeavor, achieve revenues, achieve revenues that exceed the cost of the tournaments, or generate a profit, based on our selling, general and administrative expenses.

Recent Events

Issuance of Common Stock in IPO

During October 2023, we raised gross proceeds of approximately $6,800,000 through our initial public offering (“IPO”), with net proceeds of approximately $5,835,000 after deducting underwriting discounts and commissions. In addition, the Company issued warrants to the underwriters to purchase up to 170,000 shares of the Company’s common stock at an exercise price of $5.20 per share. The warrants have a term of five years.

Components of Consolidated Statements of Operations

Revenue and Cost of Revenue

We have generated minimal revenue and cost of revenue to date.

General and Administrative Expenses

General and administrative expenses consist principally of employee compensation, event marketing and development fees, insurance expense, public listing fees, and other professional fees for consulting, legal, auditing and tax services.

Comparison of the Year Ended December 31, 2023 to the Year Ended December 31, 2022,

The following table summarizes the results of our operations:

	2023	2022	$ Change	% Change
Revenue	$733	$—	$733	*
Costs and expenses:
Cost of revenue	—	—	—	*
General and administrative	2,032,324	311,632	1,720,692	**
Total costs and expenses	2,032,324	311,632	1,720,692	**
Loss from operations	(2,031,591)	(311,632)	(1,719,959)	**
Interest income (expense), net	(19,520)	—	(19,520)	*
Net loss	$(2,051,111)	$(311,632)	$(1,739,479)	**

*	Not meaningful

**	Change is significantly more than 100%

General and Administrative Expenses

General and administrative expenses were $2,032,324 for the year ended December 31, 2023, compared to $311,632 for the year ended December 31, 2022. The increase of $1,720,692 was primarily due to the increase in payroll and related expenses, insurance expense, board stipend expense, public company filing fees, and other professional fees for consulting, legal, auditing and tax services.

Liquidity and Capital Resources

As of December 31, 2023 and December 31, 2022, we had cash and restricted cash of $3,771,123 and $90,277, respectively.

We have financed our operations through the issuance of common stock. During October 2023, we raised gross proceeds of approximately $6,800,000 through our initial public offering (“IPO”), with net proceeds of approximately $5,835,000 after deducting underwriting discounts and commissions.

Funding Requirements

We believe the net proceeds of the IPO will be sufficient to meet our cash, operational and liquidity requirements for approximately 18 to 24 months.

We cannot specify with certainty all of the particular uses for the net proceeds to us from the IPO. Accordingly, our management will have broad discretion in the application of these proceeds.

We intend to use the net proceeds from the IPO for operating expenses, marketing, event expenses, streaming, retention of additional staff in Pakistan, working capital and general corporate purposes, including perhaps acquisitions of game licenses, technology platform agreements and strategic partnerships. Investors are cautioned, however, that expenditures may vary substantially from these uses. Investors will be relying on the judgment of our management, who will have broad discretion regarding the application of the proceeds of the IPO. The amounts and timing of our actual expenditures will depend upon numerous factors, including the amount of cash generated by our operations and the amount of competition we face and other operational factors. We may find it necessary or advisable to use portions of the proceeds from the IPO for other purposes.

Because of the numerous risks and uncertainties associated with establishing a new business in Pakistan, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on many factors, including without limitation:

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

Cash Flows

Operating Activities

Net cash used in operating activities for the year ended December 31, 2023 was $2,106,779 compared to $301,944 for the year ended December 31, 2022. The increase in cash used in operations of approximately $1,805,000 was primarily due to an increase in net loss of approximately $1,739,000 and an increase in other long-term assets and prepaid expenses and other current assets of approximately $205,000 offset by an increase of approximately $140,000 in accounts payable and accrued expenses.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2023 was $5,789,280 compared to $392,221 for the year ended December 31, 2022. The change of approximately $5,397,000 was primarily due to the gross IPO funds received in 2023 of $6,800,000 less approximately $1,028,000 of deferred offering costs and stock issuance costs paid versus approximately $544,000 of common stock sold in 2022 and $162,000 of deferred offering costs paid.

Contractual Obligations and Commitments

During 2023, K2 Gamer made an advanced rent payment of approximately $60,000 to a Director of K2 Gamer for use of a building owned by the Director. The rent for the building approximates $6,000 per year for the next 10 years starting in January 2024 and the advanced funds are not refundable. At December 31, 2023, approximately $54,000 of this amount was recorded in other long-term assets and $6,000 was included in prepaid expenses and other current assets.

From time to time, we may be involved in various litigation matters, which arise in the ordinary course of business. There is currently no litigation that we believe will have a material impact on the financial position of the Company.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of these consolidated financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date the consolidated financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements includes a summary of the significant accounting policies we used to prepare our consolidated financial statements. We have discussion the selection and disclosure of our critical accounting policies and estimates with our Audit Committee. The following is a review of our most significant policies and estimates.

Restricted Cash

As part of its agreement with the underwriters for the Company’s initial public offering (“IPO”), the Company is required to maintain $400,000 in an escrow account for up to 24 months from the closing of the IPO. Therefore, these funds are recorded as restricted cash as of December 31, 2023 and are a noncurrent asset as this restriction will expire by October 2025.

Deferred Offering Costs

Deferred offering costs are amounts incurred that are directly related to the offering of the Company’s common stock. These costs will be offset against the proceeds from the Company’s equity offering. The Company had approximately $162,000 in deferred offering costs as of December 31, 2022, which are recorded in prepaid expenses and other current assets. During 2023, the deferred offering costs were reclassified as stock issuance costs upon the closing of the Company’s IPO in October 2023.

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

JOBS Act

As an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), we can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards when they are required to be adopted by public companies that are not emerging growth companies.

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

We may take advantage of these exemptions for up to five years or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company on the date that is the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of 2027; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC. We may choose to take advantage of some but not all of these exemptions. Accordingly, the information contained herein may be different from the information you receive from other public companies in which you hold stock.

Smaller Reporting Company

As a “smaller reporting company,” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in addition to providing reduced disclosure about our executive compensation arrangements and business developments, among other reduced disclosure requirements available to smaller reporting companies, we present only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure. Accordingly, the information contained herein may be different from the information you receive from other public companies in which you hold stock.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to a smaller reporting company.

Item 8. Financial Statements and Supplementary Data.

Our financial statements required to be filed pursuant to this Item 8 appear in a separate section of this Annual Report on Form 10-K, beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Limitations on Effectiveness of Controls

Management recognizes that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, have been prevented or detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of its inherent limitations, misstatements due to error or fraud may occur and not be prevented or detected.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. As further discussed below, we have identified material weaknesses in the effectiveness, design and operation of our disclosure controls and procedures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive officer and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

2.	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

The Company’s management, including the chief executive officer and chief financial officer, do not expect that its disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

As of December 31, 2023, management has not completed an effective assessment of the Company’s internal controls over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management has concluded that, during the period covered by this report, our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP. Management identified the following material weaknesses set forth below in our internal control over financial reporting.

1. We lack the necessary corporate accounting resources to maintain adequate segregation of duties.

2. We did not perform an effective risk assessment or monitor internal controls over financial reporting or our cyber security environment.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only the management’s report in this annual report.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

All directors hold office for one-year terms until the election and qualification of their successors. Officers are appointed by our Board and serve at the discretion of the Board, subject to applicable employment agreements. The following table sets forth information regarding our executive officers and the members of our Board.

Unless otherwise stated, the mailbox address of our directors and executive officers is in care of our company, 35 E Horizon Ridge Pkwy, Suite 110-481, Henderson, NV 89002–7906.

Name	Age	Position

James Knopf	59	CEO, President, Director
Marco Welch	69	Director
Keith Fredriksen	59	Secretary, Director
Sunday Zeller	56	Director
Michael Lang	63	Director
Jerry G. Goldstein	80	Interim CFO
Muhammad Jamal Qureshi	42	CEO and Director of K2 Gamer

The following are biographical summaries of those individuals who serve as our executive officers and directors:

James Knopf, CEO, President, Director. Mr. Knopf is an entertainment sales executive with over 25 years of experience negotiating and selling large-scale content distribution deals across multiple platforms (TV, digital, mobile and OTT).

For the past seven years Mr. Knopf has been the founder/CEO of his own entertainment and media consulting firm called Pinstripe Entertainment Consulting. The firm works with studios, networks and production companies to help monetize their content for broadcast television, cable TV, digital media, mobile and connected television (CTV and OTT). Mr. Knopf and his firm also worked with ESPN to produce the first-ever NCAA College Esports Championship in 2019 that was streamed on ESPN3. Mr. Knopf earned his BS in sports management from the University of Massachusetts and completed two semesters of his MBA at the University of Colorado. He is a director of Mobile Global Esports, Inc. Mr. Knopf’s experience in management, the entertainment industry, and working with media led to the conclusion that he would be an excellent director of the Company.

Keith Fredriksen, Secretary, Director. Mr. Fredriksen has created marketing materials that have assisted in raising over $207 million for start-up companies. Mr. Fredriksen co-founded SII. Mr. Fredriksen has been directly involved in four successful Initial Public Offerings, (Quepasa.com, Inc., Orlando Predators Entertainment, Inc., Gum Tech International, Inc., later purchased by Wrigley Gum and in July 2022, Mobile Global Esports, Inc.). Mr. Fredriksen has over 32 years of experience in the Graphic Design field. Mr. Fredriksen’s background with public companies and in marketing have supported his being selected to serve on the Board of Directors of the Company.

Sunday Zeller, Director. Ms. Zeller has been a marketing consultant in branding and positioning start-up enterprises for over 23 years and has worked for the Company since its formation in 2021. From the Company’s founding and until May 2013, Ms. Zeller also served as co-chief executive officer. January 2007 through June 2008 and as President from June 2008 through June 2009. Ms. Zeller co-founded Sports Industry of India in 2010 and continued as a director until August 2023. SII has raised almost $40 million to develop sports in India. From 2010 until May 2013, she served as its president. Ms. Zeller previously was the founder and a director of PeopleJar, Inc. and served PeopleJar as a Vice President from Ms. Zeller currently serves as a director for the only pro basketball league in India. She graduated from Arizona State University with a Bachelor of Science degree in counseling. Ms. Zeller’s background with Sports Industry of India and marketing experience have supported her being a director of the Company.

Michael Lang, Director. Mr. Lang co-founded in 2003 and remains COO and a director of Kaleidoscope Secure Data Systems Inc., Palatine, IL, an encryption and authentication software company. Mr. Lang previously was a professional basketball player, playing for Mazda Auto in the Japan Basketball League as well as Grenoble in the France Professional Basketball League. From 1989 to 2009, Mr. Lang was the President of JML TRADING, Chicago. Mr. Lang was a Market maker in Short and Long Term Treasury products on the trading floor at the Chicago Mercantile Exchange and provided liquidity to buying/selling activities on the floor. In 2003, Mr. Lang co-founded, and remains COO and a director of the company.

Mr. Lang is also the Founder and Co-Chair of the James P. Lang Scholarship Fund, formed in 1999. The scholarship fund provides college tuition assistance to children from single parent homes. To date, the fund has raised over $650,000 for scholarships to over 75 deserving children. Mr. Lang holds a BS in Business/Marketing from Pennsylvania State University. Mr. Lang’s general business experience and in particular his broker-dealer experience makes him a valuable member of the Board of Directors of the Company.

Marco Welch, Director. Mr. Welch has over 30 years of investment banking experience and was the owner of the commodities firm, BD Alpha3 Corp., where he has served as a consultant for more than the past five years. As a specialist on the Chicago Stock Exchange, he held Series 3, 7 and 63 licenses. In addition, he was CMO for Cabrera Capital, where he marketed a $10 billion bond deal for the State of Illinois. This was the largest bond deal in the state’s history. Previously, he was CMO for Medtech Detect and from 2022 until 2024 was a director of Mobile Global Esports. Mr. Welch was classically trained at The Chicago Conservatory College.

Jerry J. Goldstein, Interim CFO. Mr. Goldstein has been the Interim CFO for the Company since March 15, 2024. Mr. Goldstein has been an attorney for nearly fifty years, both with major California law firms and later with his own private practice, with substantial experience in the areas of general business transactions, taxation and accounting issues (including corporate, partnership, personal and fiduciary income tax preparation, IRS audits, bookkeeping matters, audit review and tax planning), contracts, and mergers and acquisitions. He served as an extern to California Supreme Court Justice Raymond Sullivan in the fall of 1973. Mr. Goldstein was a captain in the United States Air Force from 1966-1971, and was Chief Executive Officer of Acacia Winery in Napa Valley, California from 1979-1985. He is a graduate of University of California at Berkeley and University of San Francisco School of Law.

Muhammad Jamal Qureshi, CEO and Director, K2 Gamer. Mr. Qureshi is the CEO and MD of Elite Football League Pakistan Pvt Ltd., a subsidiary of ESP. He earned his BA in economics/political science from Peshawar University, a senior diploma and MSc in health and physical education from Gomal University, an MSc in economics from the University of Peshawar and an MBA from Northern University. He has served on the Pakistan Rugby Union’s international tours and as an official of the Union at the Commonwealth Games in India.

Involvement in Certain Legal Proceedings

To our knowledge, during the past ten years, none of our directors, executive officers, promoters, control persons, or nominees has:

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board of Directors

As of the date hereof, our Board of Directors consists of five directors. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that each of Sunday Zeller, Michael Lang and Marco Welch satisfies the “independence” requirements of Rule 5605(a)(2) of the Listing Rules of the Nasdaq Stock Market and Rule 10A-3 under the Exchange Act.

Board Committees

We have established three committees under the board of directors: an Audit Committee, a Compensation Committee, a nominating committee and a corporate governance committee. We have adopted a charter for each of the three committees. Each committee’s members and functions are described below.

Audit Committee. Our audit committee consists of three independent members. The members of the audit committee are Sunday Zeller, Michael Lang and Marco Welch. Mr. Welch is the chairperson of the audit committee. The audit committee consists exclusively of directors who are financially literate.

The audit committee responsibilities include:

●	Overseeing the compensation and work of and performance by our independent auditor and any other registered public accounting firm performing audit, review or attestation services for us;

●	Engaging, retaining and terminating our independent auditor and determining the terms thereof;

●	Assessing the qualifications, performance and independence of the independent auditor;

●	Evaluating whether the provision of permitted non-audit services is compatible with maintaining the auditor’s independence;

●	Reviewing and discussing the audit results, including any comments and recommendations of the independent auditor and the responses of management to such recommendation;

●	Reviewing and discussing the annual and quarterly financial statements with management and the independent auditor;

●	Producing a committee report for inclusion in applicable SEC filings;

●	Reviewing the adequacy and effectiveness of internal controls and procedures;

●	Establishing procedures regarding the receipt, retention and treatment of complaints received regarding the accounting, internal accounting controls or auditing matters and conducting or authorizing investigations into any matters within the scope of the responsibility of the audit; and

●	Reviewing transactions with related persons for potential conflict of interest situations.

Compensation Committee. Our compensation committee consists of three independent directors. The members of the compensation committee are Sunday Zeller, Michael Lang and Marco Welch. Mr. Welch is the chairperson of the compensation committee. The committee has primary responsibility for:

●	Reviewing and recommending all elements and amounts of compensation for each executive officer, including any performance goals applicable to those executive officers;

●	Reviewing and recommending for approval the adoption, any amendment and termination of all cash and equity-based incentive compensation plans;

●	Once required by applicable law, causing to be prepared a committee report for inclusion in applicable SEC filings;

●	Approving any employment agreements, severance agreements or change of control agreements that are entered into with the CEO and certain executive officers; and

●	Reviewing and recommending the level and form of non-employee director compensation and benefits.

Nominating and Governance Committee. The nominating and governance committee consists of three independent directors. The members of the nominating and governance committee are Sunday Zeller, Michael Lang and Marco Welch. Ms. Zeller is the chairperson of the nominating and governance committee. The committee’s responsibilities include:

●	Recommending persons for election as directors by the stockholders;

●	Recommending persons for appointment as directors to the extent necessary to fill any vacancies or newly-created directorships;

●	Reviewing annually the skills and characteristics required of directors and each incumbent director’s continued service on the board;

●	Reviewing any stockholder proposals and nominations for directors;

●	Advising the board of directors on the appropriate structure and operations of the board and its committees;

●	Reviewing and recommending standing board committee assignments;

●	Developing and recommending to the board Corporate Governance Guidelines, a Code of Business Conduct and Ethics and other corporate governance policies and programs and reviewing such guidelines, code and any other policies and programs at least annually;

●	Making recommendations to the board as to the determination of director independence; and

●	Making recommendations to the board regarding corporate governance based upon developments, trends and best practices.

The Nominating and Governance Committee will consider stockholder recommendations for candidates for the board of directors.

Our bylaws provide that, in order for a stockholder’s nomination of a candidate for the board to be properly brought before an annual meeting of the stockholders, the stockholder’s nomination must be delivered to the Secretary of the Company no later than 120 days prior to the one-year anniversary date of the prior year’s annual meeting.

Code of Business Conduct and Ethics

We plan to adopt a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Limitation on Directors Liability and Indemnification

Section 145 of the Delaware General Corporation Law (the “DGCL”) provides that a corporation may indemnify any person who was or is a party or is threatened to be made a party to an action by reason of the fact that he or she was a director, officer, employee or agent of the corporation or is or was serving at the request of the corporation against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him or her in connection with such action if he or she acted in good faith and in a manner he or she reasonably believed to be in, or not opposed to, the best interests of the corporation and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful, except that, in the case of an action by or in right of the corporation, no indemnification may generally be made in respect of any claim as to which such person is adjudged to be liable to the corporation.

Section 145(g) of the DGCL permits a corporation to purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the corporation. The Company has purchased director and officer liability insurance to cover certain liabilities that its directors and officers may incur in connection with their services to the Company.

In addition, Section 102(b)(7) of the DGCL permits a corporation to provide in its certificate of incorporation that a director of the corporation shall not be personally liable to the corporation or its stockholders for monetary damages for breach of fiduciary duties as a director, except for liability for any: (i) breach of a director’s duty of loyalty to the corporation or its stockholders; (ii) act or omission not in good faith or that involves intentional misconduct or a knowing violation of law; (iii) unlawful payment of dividends or redemption of shares; or (iv) transaction from which the director derives an Improper personal benefit.

Our bylaws provide that any director or officer who is involved in litigation by reason of his or her position as a director or officer of the Company shall be indemnified and held harmless by the Company to the fullest extent authorized by Delaware law.

Item 11. Executive Compensation.

We are a “smaller reporting company” and the following compensation disclosure is intended to comply with the requirements applicable to smaller reporting companies.

During 2023, we paid our Chief Executive Officer (“CEO”), Mr. Knopf, approximately $202,000 for services provided as CEO. In addition, during 2023 we paid Muhammad Jamal Qureshi approximately $10,000 for services as CEO of K2 Gamer. No other Named Executive Officers of the Company received compensation in 2023.

Employment Agreements with our Named Executive Officers

James Knopf: Commencing January 1, 2024, the Company has been paying Mr. Knopf $16,500 per month for his services as CEO of the Company. The Company and Mr. Knopf currently are negotiating a written employment agreement to confirm his compensation, duties, rights and obligations.

Jerry Goldstein: On March 15, 2024 Mr. Goldstein became the Interim CFO for the Company. Pursuant to his employment agreement, Mr. Goldstein receives $6,000 per month for his services.

Muhammad Jamal Qureshi: Mr. Qureshi currently receives $6,000 per month for his services and CEO and Director of K2 Gamer.

Item 12. Security Ownership of Certain Beneficial Owners

The following table sets forth information, as of June 20, 2024, with respect to the beneficial ownership of our common stock (i) all persons known to us to be the beneficial owners of more than 5% of the outstanding shares of our common stock, (ii) each of our directors and our executive officers. As of June 20, 2024, we had 25,579,319 shares of common stock outstanding.

Unless otherwise stated, the mailbox address for our executive officers and directors is in care of our company, Gamer Pakistan Inc., 35 E Horizon Ridge Parkway, Suite 110-481, Henderson, Nevada 89002. Except as otherwise indicated, and subject to applicable community property laws, except to the extent authority is shared by both spouses under applicable law, the Company believes the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.

Name of Beneficial Owner (1)	Shares Beneficially Owned	Percent Ownership
Principal Stockholders:
Keith Fredriksen (2)	1,699,667	6.64%
Cole Mott	1,481,318	5.79%
Richard Whelan	1,960,745	7.67%

Directors and Named Executive Officers:
James Knopf	200,000	*
Keith Fredriksen (2)	1,699,667	6.64%
Sunday Zeller	733,000	2.87%
Michael Lang	10,000	*
Marco Welch	10,000	*
Muhammad Jamal Qureshi	100,000	*
Jerry J. Goldstein	0	*
All directors and executive officers as a group (7 persons) (2)	2,752,667	10.76%

*	Represents beneficial ownership of less than 1% of the shares of common stock outstanding

(1)	Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of 35 E Horizon Ridge Parkway, Suite 110-481, Henderson, NV 89002-7906.

(2)	Includes 866,667 shares owned by Face Rebel, LLC, of which Mr. Fredriksen is manager and sole member.

Equity Compensation Plan Information

We do not currently have an Equity Compensation Plan established.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Related Party Transactions

Set forth below is information in which the amount involved exceeds 1% of the average of our total assets at December 31, 2023 and 2022:

The Company’s Chief Executive Officer (“CEO”) is also the CEO of Pinstripe Entertainment, Inc. (“Pinstripe”). The Company made payments to the CEO and Pinstripe totaling approximately $216,000 for the year ended December 31, 2023, which included compensation for services provided by the CEO to the Company in his role as an officer of the Company, board stipend payments, and certain expense reimbursements.

The Company has an agreement with Face Rebel, LLC., to provide various certain consulting services. Face Rebel’s CEO, Keith Fredriksen, is a director and previously Secretary of the Company. During 2023, the Company paid Face Rebel approximately $92,000 for services provided.

The CEO of K2 Gamer, Muhammad Jamal Qureshi, owns approximately 5% and 7% of K2 Gamer and ESP, respectively. The Company paid ESP approximately $68,000 for services provided for the year ended December 31, 2023 and paid Mr. Qureshi directly an additional $10,000 for these services.

During 2023, K2 Gamer made an advanced rent payment of approximately $60,000 to Mr. Qureshi for use of a building owned by him. The rent for the building approximates $6,000 per year for the next 10 years starting in January 2024 and the advanced funds are not refundable. At December 31, 2023, approximately $54,000 of this amount was recorded in other long-term assets and $6,000 was included in prepaid expenses and other current assets.

The Company had an agreement for Alexander Alexandrov to serve as the Chief Technology Officer of the Company. Mr. Alexandrov owns Pixel Colony, LLC. Pixel Colony, LLC and Mr. Alexandrov provided services to the Company during the year ended December 31, 2023 and received payment from the Company totaling approximately $16,000. The agreement was terminated and the Company and Mr. Alexandrov agreed to a final settlement for services provided of $60,000.

Director Independence

The rules of the Nasdaq Stock Market, or the Nasdaq Rules, require a majority of a listed company’s board of directors to be composed of independent directors within one year of listing. In addition, the Nasdaq Rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and governance committees be independent. Under the Nasdaq Rules, a director will only qualify as an independent director if, in the opinion of our board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Nasdaq Rules also require that audit committee members satisfy independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries. In considering the independence of compensation committee members, the Nasdaq Rules require that our board of directors must consider additional factors relevant to the duties of a compensation committee member, including the source of any compensation we pay to the director and any affiliations with the Company.

Our board of directors undertook a review of the composition of our board of directors and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that Sunday Zeller, Michael Lang and Marco Welch are independent as defined under the Nasdaq Rules.

Item 14. Principal Accountant Fees and Services

The Company paid its auditor, Mercurius & Associates LLP (formerly “AJSH & Co LLP”) aggregate fees including expenses of approximately $206,000 and $35,000 in 2023 and 2022, respectively. The fees paid were for professional services rendered for the audit and reviews of the consolidated financial statements of the Company, professional services rendered for the issuance of consents and review of documents filed with the Securities and Exchange Commission (“SEC”).

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our auditor, Mercurius & Associates LLP (“Mercurius”; formerly AJSH & Co LLP) in connection with regulatory filings. The aggregate fees of Mercurius for professional services rendered for the audit and reviews of the consolidated financial statements of the Company, professional services rendered for the issuance of consents and review of documents filed with the SEC for the years ended December 31, 2023 and 2022 totaled $241,000 and $35,000, respectively.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Mercurius for any audit-related fees for the years ended December 31, 2023 and 2022.

Tax Fees

Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Mercurius for tax services, planning or advice for the years ended December 31, 2023 and 2022.

All Other Fees

All other fees consist of fees billed for all other services. We did not pay Mercurius for any other services for the years ended December 31, 2023 and 2022.

Pre-Approval Policy

Our Audit Committee was formed upon the consummation of our Initial Public Offering. As a result, any services rendered prior to the formation of our Audit Committee were approved by our Board of Directors. Since the formation of our Audit Committee, and on a going-forward basis, the Audit Committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the Audit Committee prior to the completion of the audit).

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)  The following documents are filed as part of this Annual Report on Form 10-K:

(1)  Financial Statements

(2)  Financial Statement Schedules

Required information is included in the notes to the consolidated financial statements

(3)  Exhibits

Number and Description of Exhibits		*If Incorporated by reference:

Exhibit No.	Description	Form S-1 (File No. 333-273220)	Exhibit No.

3.1*	Certificate of Incorporation of Gamer Pakistan Inc. as in effect	S-1 filed 07-12-2023	3.1

3.2*	Bylaws of Gamer Pakistan Inc. as in effect	S-1 filed 07-12-2023	3.2

4.1*	Specimen certificate for common stock	Amendment 1 filed 08-17-2023	4.1

4.2	Representative’s Warrant

10.1*	Form of Indemnification Agreement between the registrant and its officers and directors	Amendment 3 filed 09-06-2024	10.1

10.2*	Founders Agreement form.	Amendment 1 filed 08-17-2023	10.2

10.3*	ESP/K2 Gamer Assignment Agreement.	Amendment 3 filed 09-06-2024	10.3

10.4*	Face Rebel Consulting Agreement.	Amendment 4 filed 09-15-2023	10.4

10.5*	Agreement with Pixel Colony, LLC	Amendment 3 filed 09-06-2024	10.5

Number and Description of Exhibits		*If Incorporated by reference:

Exhibit No.	Description	Form S-1 (File No. 333-273220)	Exhibit No.

10.6	Settlement Agreement and Release of All Claims with Pixel Colony, LLC

10.7*	Consulting Agreement with Kurt Warner	Amendment 4 filed 09-15-2023	10.7

10.8*	Purchase Agreements re K2 Gamer Pakistan Inc.	Amendment 1 filed 08-17-2023	10.8

10.9*	Agreement with Spivak Management Inc.	Amendment 3 filed 09-06-2023	10.6

10.10*	Memorandum of Understanding Between Elite Sports Pakistan and Inter University Consortium for the Promotion of Social Sciences Pakistan dated April 14, 2022	Amendment 4 filed 09-15-2023	10.10

10.11*	Form of Logo Agreements	Amendment 4 filed 09-15-2023	10.11

10.12*	Letter of Intent with Nick Venezia and Social Outlier dated February 27, 2023	Amendment 4 filed 09-15-2023	10.12

10.13	Escrow Agreement dated September 28, 2023

10.14	Employment Agreement with Jerry J. Goldstein Dated March 15, 2024

10.15*	Promissory Note in favor of Sports Industry of India Inc. dated February 2023	S-1 filed 07-12-2023	10.09

10.16	MZHCI, LLC Investor Relations Consulting Agreement dated September 1, 2023

10.17	MZHCI, LLC Amendment to Consulting Agreement dated January 30, 2024

14.1*	Code of Business Conduct and Ethics	Amendment 3 filed 09-06-2024	14.1

21.1*	List of Subsidiaries	Amendment 3 filed 09-06-2024	21.1

23.1	Consent of Mercurius & Associates, LLP, an independent registered public accounting firm

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

32.1	Section 1350 Certification by Chief Executive Officer

32.2	Section 1350 Certification by Chief Financial Officer

97.1	Policy for the Recovery of Erroneously Awarded Compensation

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gamer Pakistan Inc.

Date: July 3, 2024	By:	/s/ James Knopf
	Name:	James Knopf
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Position	Date

/s/ James Knopf	Director, President and Chief Executive Officer	July 3, 2024
James Knopf	(Principal Executive Officer)

/s/ Jerry J Goldstein	Interim Chief Financial Officer	July 3, 2024
Jerry J Goldstein	(Principal Financial and Accounting Officer)

/s/ Keith Fredriksen	Director, Secretary	July 3, 2024
Keith Fredriksen

Director
Sunday Zeller

/s/ Michael Lang	Director	July 3, 2024
Michael Lang

Director
Marco Welch

Gamer Pakistan Inc.

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Gamer Pakistan, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Gamer Pakistan, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2023, and December 31, 2022, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows, for the years ended December 31, 2023, and December 31, 2022, and the related notes (collectively referred to as the "Consolidated Financial Statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and December 31, 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial doubt about the Company’s ability to continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the Financial Statements, the Company has an accumulated deficit of $2,362,440 and $311,632 as of December 31, 2023, and December 31, 2022, respectively and the Company has incurred operating losses to date and expects to incur operating losses for the foreseeable future. Further, the Company may be unable to generate significant revenue within the next year or generate sufficient cash flows to continue its operations. These conditions raise substantial doubt about the uncertainty in the Company’s ability to continue as a going concern. Management’s plans regarding this uncertainty are also described in the Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

LLPIN: AAG-1471 A-94/8, Wazirpur Industrial Area New Delhi-110052, India

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The Critical Audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. We determined that there are no critical audit matters.

/s/ Mercurius & Associates LLP

Mercurius & Associates LLP

(Formerly known as AJSH & Co LLP)

We have served as the Company’s auditor since 2022.

New Delhi, India

Date: July 02, 2024

GAMER PAKISTAN INC.

Consolidated Balance Sheets

As of December 31, 2023 and 2022

		December 31,	December 31,
	Note	2023	2022

Assets

Current assets:
Cash		$3,371,123	$90,277
Prepaid expenses and other current assets		164,022	167,736
Total current assets		$3,535,145	$258,013
Restricted cash	2	400,000	—
Other long-term assets	5	54,422	—
Total assets		$3,989,567	$258,013

Liabilities

Current liabilities:
Accounts payable and accrued expenses	4	$170,464	$14,688
Due to related parties	5	30,816	10,750
Total current liabilities		201,280	25,438

Total liabilities		201,280	25,438

Commitments and contingencies	7

Stockholders’ equity	6

Preferred stock; $0.0001 par value; 10,000,000 shares authorized; nil shares issued and outstanding		—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 25,579,319 and 23,879,319 shares issued and outstanding		2,558	2,388
Additional paid-in capital		6,152,033	541,819
Accumulated deficit		(2,362,440)	(311,632)
Accumulated other comprehensive loss		(3,561)	—

Total stockholders' equity - Gamer Pakistan Inc.		3,788,590	232,575
Non-controlling interest		(303)	—
Total stockholders’ equity		3,788,287	232,575
Total liabilities and stockholders' equity		$3,989,567	$258,013

The accompanying footnotes are an integral part of these consolidated financial statements.

GAMER PAKISTAN INC.

Consolidated Statements of Operations and Comprehensive Loss

For the years ended December 31, 2023 and 2022

		December 31,	December 31,
	Note	2023	2022

Revenue	2	$733	$—

Cost of revenue		—	—

Gross profit		733	—

Operating expenses:
General and administrative expenses	9	2,032,324	311,632
Total operating expenses		2,032,324	311,632

Loss from operations		(2,031,591)	(311,632)

Interest expense		(19,520)	—

Net loss		$(2,051,111)	$(311,632)

Net loss - non-controlling interest		$(303)	$—
Net loss attributable to Gamer Pakistan Inc.		$(2,050,808)	$(311,632)

Net loss per share attributable to common stockholders, basic and diluted		$(0.08)	$(0.01)

Weighted average common shares outstanding, basic and diluted		24,289,182	22,639,981

Comprehensive loss:
Net loss		(2,051,111)	(311,632)
Unrealized loss on foreign currency translation		(3,561)	—

Total comprehensive loss		$(2,054,672)	$(311,632)
Comprehensive loss attributable to non-controlling interest		(303)	—
Comprehensive loss - Gamer Pakistan Inc.		(2,054,369)	(311,632)

The accompanying footnotes are an integral part of these consolidated financial statements.

GAMER PAKISTAN INC.

Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2023 and 2022

					Accumulated
			Additional		Other	Non-	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	controlling	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Equity

Balance, December 31, 2021	22,072,651	$2,207	$—	$—	$—	$—	$2,207

Issuance of common stock	1,806,668	181	541,819	—	—	—	542,000

Net loss	—	—	—	(311,632)	—	—	(311,632)

Balance, December 31, 2022	23,879,319	$2,388	541,819	(311,632)	—	—	232,575

Issuance of common stock, net of issuance costs	1,700,000	170	5,610,214	—	—	—	5,610,384

Net loss	—	—	—	(2,050,808)	—	(303)	(2,051,111)

Unrealized loss on foreign currency translation	—	—	—	—	(3,561)	—	(3,561)

Balance, December 31, 2023	25,579,319	$2,558	$6,152,033	$(2,362,440)	$(3,561)	$(303)	$3,788,287

The accompanying footnotes are an integral part of these consolidated financial statements.

GAMER PAKISTAN INC.

Consolidated Statements of Cash Flows

For the years ended December 31, 2023 and 2022

	December 31,	December 31,
	2023	2022

Cash flows from operating activities

Net loss	$(2,051,111)	$(311,632)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(156,650)	(5,000)
Other long-term assets	(53,305)	—
Accounts payable and accrued expenses	154,287	14,688

Net cash used in operating activities	(2,106,779)	(301,944)

Cash flows from financing activities

Proceeds from issuance of common stock	6,800,000	543,502
Payment of stock issuance and deferred offering costs	(1,027,585)	(162,031)
Repayment of notes payable, related party	(260,000)	—
Net advances from related parties	260,000	—
Net advances from related parties	16,865	10,750

Net cash provided by financing activities	5,789,280	392,221

Effect of exchange rate changes on cash and restricted cash	(1,655)	—

Net increase (decrease) in cash and restricted cash	3,680,846	90,277

Cash and restricted cash as of beginning of period	90,277	—

Cash and restricted cash as of end of period	$3,771,123	$90,277

Supplemental disclosure of cash flow information

Cash paid for interest	$19,520	$—

Supplemental disclosure of non-cash investing and financing activity

Deferred offering costs reclassified to stock issuance costs	$162,031	$—

The accompanying footnotes are an integral part of these consolidated financial statements.

GAMER PAKISTAN INC.

Notes to Consolidated Financial Statements

For the years ended December 31, 2023 and 2022

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

The Company determined that K2 Gamer was a variable interest entity and it was the primary beneficiary of K2 Gamer prior to acquiring 90% of K2 Gamer in July 2023. However, the activity in K2 Gamer was immaterial prior to July 2023 and the results of K2 Gamer have only been included in the Company’s results since July 2023. K2 Gamer comprised approximately 1.8% of the Company’s total assets as of December 31, 2023, and 0.1% of the Company’s net loss for the year ended December 31, 2023.

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

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. Significant estimates in the accompanying financial statements include valuation allowance on deferred tax assets.

Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include time deposits, certificate of deposits, and all highly-liquid debt instruments with original maturities of three months or less.  As of December 31, 2023 and 2022, the Company did not have any cash equivalents.

Restricted Cash

As part of its agreement with the underwriters for the Company’s initial public offering (“IPO”), the Company is required to maintain $400,000 in an escrow account for up to 24 months from the closing of the IPO. Therefore, these funds are recorded as restricted cash as of December 31, 2023 and are a noncurrent asset as this restriction will expire by October 2025.

The following table provides a reconciliation of cash and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows:

	2023	2022

Cash	$3,371,123	$90,277
Restricted cash	400,000	—

Total cash and restricted cash shown in the statements of cash flows	$3,771,123	$90,277

Deferred Offering Costs

Deferred offering costs are amounts incurred that are directly related to the offering of the Company’s common stock.  These costs will be offset against the proceeds from the Company’s equity offering.  The Company had approximately $162,000 in deferred offering costs as of December 31, 2022, which are recorded in prepaid expenses and other current assets. During 2023, the deferred offering costs were reclassified as stock issuance costs upon the closing of the Company’s IPO in October 2023.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash, restricted cash and accounts payable, the carrying amounts approximate their fair values due to their short maturities.

FASB ASC Topic 820, Fair Value Measurements and Disclosures, requires disclosure of the fair value of financial instruments held by the Company. FASB ASC Topic 825, Financial Instruments, defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in inactive markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 inputs to the valuation methodology us one or more unobservable inputs which are significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under FASB ASC Topic 480, Distinguishing Liabilities from Equity, and FASB ASC Topic 815, Derivatives and Hedging.

As of December 31, 2023 and 2022, the Company did not identify any assets or liabilities required to be presented on the balance sheet at fair value.

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

Revenue

The Company records revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of ASC 606 is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

●	Step 1: Identify the contract with the customer

●	Step 2: Identify the performance obligations in the contract

●	Step 3: Determine the transaction price

●	Step 4: Allocate the transaction price to the performance obligations in the contract

●	Step 5: Recognize revenue when the company satisfies a performance obligation

In order to identify the performance obligations in a contract with a customer, the Company assesses the promised goods or services in the contract and identifies each distinct promised good or service.

If a good or service is not distinct, the good or service is combined with other promised goods or services until a bundle of goods or services is identified as distinct.

The transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer. The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both.

Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The Company evaluates any noncash consideration, consideration payable to the customer, potential returns and refunds, and whether consideration contains a significant financing element in determining the transaction price.

Revenue is measured based on consideration specified in a contract with a customer. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a service to its customer.

During 2023, the Company’s revenue consisted of commissions recognized by K2 Gamer for the delivery of certain products. The total revenue for 2023 was immaterial.

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

There were 170,000 warrants outstanding at December 31, 2023 that were potentially dilutive and no potentially dilutive securities outstanding at December 31, 2022.

Recent Accounting Pronouncements

During 2023, the Company adopted Accounting Standards Update No. 2016-13 (“ASU 2016-13”), Financial Instruments-Credit Losses. ASU 2016-13 requires organizations to measure all expected credit losses for instruments held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This guidance is applicable for the Company’s note receivable. However, the adoption of ASU 2016-13 did not have a material impact to the Company’s consolidated financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying consolidated financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Note 3 – Going Concern Uncertainty

The Company has an accumulated deficit of approximately $2,362,440 as of December 31, 2023. The Company had minimal revenue-generating operations from which we generated revenues through December 31, 2023. The Company expects that it will operate at a loss for the foreseeable future. During October 2023, the Company raised gross proceeds of approximately $6,800,000 through its initial public offering (“IPO”), with net proceeds of approximately $5,835,000 after deducting underwriting discounts and commissions.

Management believes the net proceeds from the IPO will be sufficient to meet its cash, operational and liquidity requirements for at least 12 months after the date of this annual report. However, the Company anticipates that it will be required to raise additional funds through public or private equity financings in the future to expand its business. Should such financing not be available in that time-frame, the Company might be required to reduce its activities.

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

Note 4 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of:

	December 31, 2023	December 31, 2022
Accrued professional fees	$157,338	$—
Other accrued expenses	13,126	14,688
Total	$170,464	$14,688

Note 5 – Related Party Transactions

Note Payable Due to Related Party

In February of 2023, the Company borrowed $260,000 from Sports Industry of India Inc. The loan bears 8% simple interest, and is due and payable upon the earlier of the completion of the IPO by the Company or December 31, 2023. This note payable and approximately $19,500 of interest was repaid in October 2023.

Due to Related Parties

Due to related parties represents approximately $28,000 due to certain stockholders and approximately $3,000 due certain Directors of K2 Gamer. These amounts are unsecured, payable upon demand and non-interest bearing.

Other Related Party Transactions

The Company’s Chief Executive Officer (“CEO”) is also the CEO of Pinstripe Entertainment, Inc. (“Pinstripe”). The Company made payments to the CEO and Pinstripe totaling approximately $202,000 for the year ended December 31, 2023, which were compensation for services provided by the CEO to the Company in his role as an officer of the Company.

The Company has an agreement for Alexander Alexandrov to serve as the Chief Technology Officer of the Company. Mr. Alexandrov owns Pixel Colony, LLC (see Note 7). Pixel Colony, LLC and Mr. Alexandrov provided services to the Company during the year ended December 31, 2023 and received payment from the Company totaling approximately $16,000.

The Company also paid certain shareholders of the Company for consulting and other services performed during the year ended December 31, 2023 totaling approximately $53,000.

The Company has an agreement with Face Rebel, LLC., to provide various certain consulting services. Face Rebel’s CEO, Keith Fredriksen, is Secretary and a director of the Company. During 2023, the Company paid Face Rebel approximately $85,000 for services provided (see Note 7).

The CEO of K2 Gamer, Muhammad Jamal Qureshi, owns approximately 5% and 7% of K2 Gamer and ESP, respectively. The Company paid ESP approximately $68,000 for services provided for the year ended December 31, 2023. In addition, at December 31, 2023, ESP owes K2 Gamer approximately $3,000, which is included in prepaid expenses and other current assets.

During 2023, K2 Gamer made an advanced rent payment of approximately $60,000 to a Director of K2 Gamer for use of a building owned by the Director. The rent for the building approximates $6,000 per year for the next 10 years starting in January 2024 and the advanced funds are not refundable. At December 31, 2023, approximately $54,000 of this amount was recorded in other long-term assets and $6,000 was included in prepaid expenses and other current assets.

Note 6 - Stockholders’ Equity

Preferred Stock

The Company has authorized the issuance of 10,000,000 shares of $0.0001 par value preferred stock.  At December 31, 2023, there were nil shares issued and outstanding.

Common Stock

The Company has authorized the issuance of 100,000,000 shares of $0.0001 par value common stock.  At December 31, 2023, there were 25,579,319 shares issued and outstanding.

During October 2023, the Company the Company raised gross proceeds of approximately $6,800,000 through its initial public offering (“IPO”), with net proceeds of approximately $5,835,000 after deducting underwriting discounts and commissions. As a result of the IPO, deferred offering costs of approximately $225,000 that were incurred in 2022 and 2023, were reclassified to stock issuance costs. In addition, the Company issued warrants to the underwriters (“IPO Warrants”) to purchase up to 170,000 shares of the Company’s common stock at an exercise price of $5.20 per share. The warrants have a term of five years. The estimated fair value of the IPO Warrants approximated $552,000. The IPO Warrants are recorded as stock issuance costs but the net impact to the Company’s equity from the issuance of these warrants is nil since these warrants are classified as equity.

The Company utilized the Black-Scholes option-pricing model to value the IPO Warrants issued.

The following table summarizes the assumptions used for estimating the fair value of the IPO Warrants issued in 2023:

Expected dividend yield	—
Risk-free interest rate	4.7%
Expected volatility	118%
Expected life (years)	5

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

Spivak Management Inc. Consulting Agreement

Pursuant to an agreement dated December 1, 2022, the Company has agreed to pay to Spivak Management Inc. (“SMI”) $240,000 for business consulting services rendered by SMI, which was paid upon the commencement of the closing of the Company’s IPO, which occurred in October 2023.

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

Letter of Intent with Nick Venezia

In February 2023, the Company entered into a Letter of Intent with Nick Venezia and Social Outlier (collectively “Social Outlier”) pursuant to which, subject to the negotiation and execution of a definitive agreement, the Company and Social Outlier would form a new company (“Newco”) to design and implement data collection and evaluation, engine and platform focused on the Pakistan population. Newco would be 80% owned by the Company and 20% owned by Social Outlier, and the Company would make a financial commitment to Newco in the aggregate amount of $200,000, payable in four quarterly installments of $50,000 beginning upon the latter of when a definitive agreement is signed or the completion of the IPO by the Company. Mr. Venezia will serve as Chief Technical Data Officer of the Company on a part-time basis. During 2023, the Company paid Social Outlier approximately $310,000 for services provided to the Company.

Agreement with Pixel Colony, LLC

In February 2023, the Company entered into a binding MOU with Pixel Colony, LLC (“Pixel”) pursuant to which Pixel will develop and maintain the GAMER Core Platform. The "GAMER Core Platform" is a web platform that will allow the Company to create customized profiles for schools and universities with whom the Company partners. The Company plans to also use the platform to conduct championships/tournaments; host / stream online events, record/display game scores and player statistics and sell tickets and merchandise through the platform and leverage the audience and features into social interactions between the users as well and expand the platform. Pixel may utilize third party developers and hardware. Pixel will provide development services for the GAMER Core Platform, including without limitation ideation, architecture and development services and integration of third-party software. The parties will develop a mutually agreed upon set of features, budget and timeline. Pixel also will be available to provide ongoing development and maintenance to the Company under terms to be negotiated in good faith. The Company is obligated to set aside approximately $1.2 million to be deployed over a two-year period for the services of Pixel and any third-party developers. There is no minimum payment that is guaranteed. The CEO of Pixel is Alexander Alexandrov and he has a 100% interest in this amount. Either party can terminate the agreement for cause upon 30 days prior written notice, unless the cause is cured within 30 days. Mr. Alexandrov will serve as Chief Technical Officer of the Company on a part-time basis.

Legal

From time to time, the Company may be involved in various litigation matters, which arise in the ordinary course of business.  There is currently no litigation that management believes will have a material impact on the financial position of the Company.

Note 8 – Income Taxes

Significant components of the Company’s noncurrent deferred tax assets and liabilities as of December 31, consist of the following:

	2023	2022

Deferred tax assets:
Net operating loss carryforwards	$5,500	$—
Capitalized start-up costs	559,500	137,400
Valuation allowance	(565,000)	(137,400)

Total deferred tax assets, noncurrent	—	—

Total deferred tax liabilities, noncurrent	—	—

Total net deferred tax assets and liabilities	$—	$—

Deferred income taxes are provided based on the provisions of ASC Topic 740, “Accounting for Income Taxes”, to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Income taxes computed at the statutory federal income tax rate of 21% are reconciled to the provision for income taxes as follows:

	2023		2022
	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings

Income tax benefit at statutory rate	$(431,600)	21.0%	$(65,500)	21.0%
State income taxes, net of federal benefit	(82,200)	4.0%	(24,900)	8.0%
Permanent differences	66,100	(3.2)%	(47,000)	15.1%
Other	20,100	(1.0)%	—	0.0%
Change in valuation allowance	$427,600	(20.8)%	$137,400	(44.1)%

Provision for income tax benefit	$—	0.0%	$—	0.0%

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and adjusts the carrying amount of the deferred tax assets by the valuation allowance to the extent the future realization of the deferred tax assets is not judged to be more likely than not. The Company considers many factors when assessing the likelihood of future realization of its deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income or loss, the carryforward periods available to the Company for tax reporting purposes, and other relevant factors.

At December 31, 2023 and 2022, the Company has provided a full valuation allowance against its net deferred assets in the United States (“U.S.”) and Pakistan tax jurisdictions, since realization of these benefits is not more likely than not. The valuation allowance increased approximately $428,000 and $137,000 in 2023 and 2022, respectively. At December 31, 2023, the Company had U.S. federal net operating loss carryforwards of approximately $20,000, which will carry forward indefinitely. At December 31, 2023, the Company had U.S. state net operating loss carryforwards of approximately $20,000, which will begin to expire in 2038. At December 31, 2023, the Company had foreign net operating loss carryforwards of approximately $3,000, which begin to expire in 2029.

The Company had no unrecognized tax benefits as of December 31, 2023 and 2022. The Company does not anticipate a significant change in total unrecognized tax benefits within the next 12 months. Tax years 2021 to 2022 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Note 9 – General and Administrative Expense

General and administrative costs are expensed as incurred and primarily include personnel costs, public filing fees, travel expenses, contractor fees, and professional fees.  During the year ended December 31, 2023, the Company incurred the following general and administrative costs with certain vendors:

Spivak Management Inc.

The Company paid Spivak Management Inc. (“SMI”) $240,000 in 2023 for business consulting services provided.  The agreement with SMI has expired and no continuing services are being provided to the Company by SMI.

ST7 Investments, LLC

The Company had an agreement with ST7 Investments, LLC (“ST7”) for the development, technical support, marketing, and upgrades for certain intellectual property and paid ST7 $163,000 in 2023.  In April 2024, the Company and ST7 entered into a Settlement Agreement and Release of All Claims pursuant to which the parties separated and settled all disputes between them.  Pursuant to such agreement, the Company paid $75,000 to ST7 and quitclaimed to it certain intellectual property ST7 may have acquired for the Company.

Beyond Media

During 2023, the Company utilized Beyond Media for marketing awareness campaigns and the Company paid Beyond Media $100,000 for these services.  As of December 31, 2023, the Company has discontinued the services from Beyond Media and has no further commitment with them.

MZHCI, LLC

During 2023, the Company utilized MZHCI, LLC for investor relation services and incurred $75,000 for these services.  The Company terminated the agreement with MZHCI, LLC in January 2024 and has discontinued their services.

Note 10 – Subsequent Events

On June 4, 2024, the Staff of Nasdaq notified Gamer Pakistan Inc. (“Company”) that unless the Company timely requests a hearing before a Hearings Panel (the “Panel”), the Company’s securities will be delisted from The Nasdaq Stock Market for the reasons set forth below. The Company timely requested a hearing before the Panel, which hearing will be held on July 18, 2024. Nasdaq has granted the Company’s request that any trading suspension or delisting action be stayed through the hearing date. Pursuant to the Nasdaq Listing Rules, the Panel may grant an additional extension period. However, there can be no assurance that the Panel will grant the Company an additional extension, or that the Company will be able to regain compliance by the end of any additional extension period.

The reason for the delisting notice is as follows:

On December 4, 2023, Nasdaq had notified the Company that the bid price of its listed security had closed at less than $1 per share over the previous 30 consecutive business days, and, as a result, did not comply with Listing Rule 5550(a)(2) (the “Rule”). In accordance with Listing Rule 5810(c)(3)(A), the Company was provided 180 calendar days, or until June 3, 2024, to regain compliance with the Rule. The Company has not regained compliance with the Rule and is not eligible for a second 180 day period, because the Company does not meet the $5,000,000 minimum stockholders’ equity requirement for initial listing on The Nasdaq Capital Market or any of the alternatives set forth under Listing Rule 5550(b).

Separately, on April 18 and May 17, 2024, the Staff notified the Company that since it failed to file the Form 10-K for the year ended December 31, 2023, and the Form 10-Q for the period ended March 31, 2024, the Company no longer met the filing requirement for continued listing on The Nasdaq Stock Market set forth under Listing Rule 5250(c)(1). In light of the foregoing and in accordance with Listing Rule 5810(c)(2)(A), the Staff cannot accept a plan to regain compliance. As such, these matters are an additional and separate basis for delisting the Company’s securities from The Nasdaq Stock Market.