Form 10-Q
period 2024-03-31
Gamer Pakistan Inc
filed 2024-08-09
CIK 1948884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2024

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

At July 25, 2024, there were 25,579,319 shares of the registrant’s common stock outstanding.

GAMER PAKISTAN INC.

- i -

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report may be forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Quarterly Report. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “would,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

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

You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no material changes from the risk factors previously disclosed therein, except as set in the “Risk Factors” section of this Quarterly Report on Form 10-Q for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. The forward-looking statements in this Quarterly Report are only predictions, and we may not actually achieve the plans, intentions or expectations included in our forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Because forward- looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements.

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

- ii -

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

GAMER PAKISTAN INC.

Consolidated Balance Sheets

		March 31	December 31,
	Note	2024	2023

Assets

Current assets:
Cash		$2,418,781	$3,371,123
Prepaid expenses and other current assets		103,056	164,022
Total current assets		$2,521,837	$3,535,145

Restricted cash	2	400,000	400,000
Furniture and equipment, net	2	653	—
Right-of-use asset, related party	5	59,127	—
Other long-term assets	5	—	54,422
Total assets		$2,981,617	$3,989,567

Liabilities

Current liabilities:
Accounts payable and accrued expenses	4	$37,020	$170,464
Due to related parties	5	30,853	30,816
Total current liabilities		67,873	201,280

Total liabilities		67,873	201,280

Commitments and contingencies	7

Stockholders’ equity	6

Preferred stock; $0.0001 par value; 10,000,000 shares authorized; nil shares issued and outstanding		—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 25,579,319 shares issued and outstanding		2,558	2,558
Additional paid-in capital		6,152,033	6,152,033
Accumulated deficit		(3,235,635)	(2,362,440)
Accumulated other comprehensive loss		(2,879)	(3,561)

Total stockholders' equity - Gamer Pakistan Inc.		2,916,077	3,788,590
Non-controlling interest		(2,333)	(303)
Total stockholders’ equity		2,913,744	3,788,287
Total liabilities and stockholders' equity		$2,981,617	$3,989,567

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

GAMER PAKISTAN INC.

Consolidated Statements of Operations (Unaudited)

For the three months ended March 31, 2024 and 2023

	Note	March 31, 2024	March 31, 2023

Revenue	2	$1,932	$—

Cost of revenue		—	—

Gross profit		1,932	—

Operating expenses:
General and administrative expenses	8	877,157	77,337
Total operating expenses		877,157	77,337

Loss from operations		(875,225)	(77,337)

Interest expense		—	—

Net loss		$(875,225)	$(77,337)

Net loss - non-controlling interest		$(2,030)	$—
Net loss attributable to Gamer Pakistan Inc.		$(873,195)	$(77,337)

Net loss per share attributable to common stockholders, basic and diluted		$(0.03)	$(0.00)

Weighted average common shares outstanding, basic and diluted		25,579,319	23,879,319

Comprehensive loss:
Net loss		(875,225)	(77,337)
Unrealized gain on foreign currency translation		682	—

Total comprehensive loss		$(874,543)	$(77,337)
Comprehensive loss attributable to non-controlling interest		(2,030)	—
Comprehensive loss - Gamer Pakistan Inc.		(872,513)	(77,337)

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

GAMER PAKISTAN INC.

Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

For the three months ended March 31, 2024 and 2023

					Accumulated
			Additional		Other	Non-	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	controlling	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Equity

Balance, December 31, 2023	25,579,319	$2,558	$6,152,033	$(2,362,440)	$(3,561)	$(303)	$3,788,287

Net loss	—	—	—	(873,195)	—	(2,030)	(875,225)

Unrealized gain on foreign currency translation	—	—	—	—	682	—	682

Balance, March 31, 2024	25,579,319	$2,558	$6,152,033	$(3,235,635)	$(2,879)	$(2,333)	$2,913,744

Balance, December 31, 2022	23,879,319	$2,388	$541,819	$(311,632)	$—	$—	$232,575

Net loss	—	—	—	(77,337)	—	—	(77,337)

Balance, March 31, 2023	23,879,319	$2,388	$541,819	$(388,969)	$—	$—	$155,238

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

GAMER PAKISTAN INC.

Consolidated Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2024 and 2023

	March 31, 2024	March 31, 2023

Cash flows from operating activities

Net loss	$(875,225)	$(77,337)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	30	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	54,943	5,001
Other long-term assets	2,028	—
Accounts payable and accrued expenses	(133,542)	(14,688)

Net cash used in operating activities	(951,766)	(87,024)

Cash flows from investing activities

Payments for furniture and equipment	(680)	—

Net cash used in investing activities	(680)	—

Cash flows from financing activities

Payment of stock issuance and deferred offering costs	—	(31,351)
Proceeds from notes payable, related party	—	260,000

Net cash provided by financing activities	—	228,649

Effect of exchange rate changes on cash and restricted cash	104	—

Net increase (decrease) in cash and restricted cash	(952,342)	141,625

Cash and restricted cash as of beginning of period	3,771,123	90,277

Cash and restricted cash as of end of period	$2,818,781	$231,902

Supplemental disclosure of cash flow information

Cash paid for interest	$—	$—

Supplemental disclosure of non-cash investing and financing activity

Deferred offering costs reclassified to stock issuance costs	$—	$—

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

The Company determined that K2 Gamer was a variable interest entity and it was the primary beneficiary of K2 Gamer prior to acquiring 90% of K2 Gamer in July 2023. However, the activity in K2 Gamer was immaterial prior to July 2023 and the results of K2 Gamer have only been included in the Company’s results since July 2023. K2 Gamer comprised approximately 2.3% and 1.8% of the Company’s total assets as of March 31, 2024 and December 31, 2023, and 2.3% of the Company’s net loss for the three months ended March 31, 2024.

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

Interim financial statements

The unaudited consolidated financial statements are prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company’s financial position, the results of its operations, and cash flows for the periods presented. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America were omitted pursuant to such rules and regulations. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results expected for the year ending December 31, 2024.

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

Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include time deposits, certificate of deposits, and all highly-liquid debt instruments with original maturities of three months or less.  At March 31, 2024 and December 31, 2023, the Company did not have any cash equivalents.

Restricted Cash

As part of its agreement with the underwriters for the Company’s initial public offering (“IPO”), the Company is required to maintain $400,000 in an escrow account for up to 24 months from the closing of the IPO. Therefore, these funds are recorded as restricted cash as of March 31, 2024 and December 31, 2023 and are a noncurrent asset as this restriction will expire by October 2025.

The following table provides a reconciliation of cash and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows:

	March 31, 2024	December 31, 2023

Cash	$2,418,781	$3,371,123
Restricted cash	400,000	400,000

Total cash and restricted cash shown in the statements of cash flows	$2,818,781	$3,771,123

Furniture and equipment, net

Furniture and equipment, net, is stated at cost. Depreciation is computed over the estimated useful lives of the assets, generally three to five years, using the straight-line method. Expenditures for maintenance and repairs are charged to operations; major expenditures for renewals and betterments are capitalized and depreciated over their useful lives. Leasehold improvements are amortized over the lesser of the asset life or the life of the lease.

At March 31, 2024, the cost of furniture and equipment was $683 and accumulated depreciation was $30. Depreciation expense was $30 for the three months ended March 31, 2024.

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

At March 31, 2024 and December 31, 2023, the Company did not identify any assets or liabilities required to be presented on the balance sheet at fair value.

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

During the three months ended March 31, 2024, the Company’s revenue consisted of commissions recognized by K2 Gamer for the delivery of certain products and totaled approximately $2,000. The Company had no revenue for the three months ended March 31, 2023.

Leases

The Company leases office space in Pakistan under a non-cancelable lease arrangement through K2 Gamer. The building is owned by the CEO of K2 Gamer. The Company applies the accounting guidance in Accounting Standards Codification (“ASC”) 842, Leases. As such, the Company assesses all arrangements, that convey the right to control the use of property and equipment, at inception, to determine if it is, or contains, a lease based on the unique facts and circumstances present in that arrangement. For those leases identified, the Company determines the lease classification, recognition, and measurement at the lease commencement date.

Fixed lease payments on operating leases are recognized over the expected term of the lease on a straight-line basis. Variable lease expenses that are not considered fixed are expensed as incurred. Fixed and variable lease expense on operating leases is recognized within operating expenses within the accompanying consolidated statements of operations and comprehensive loss.

The interest rate implicit in the Company’s lease contracts is typically not readily determinable and as such, the Company uses its incremental borrowing rate based on the information available at the lease commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment.

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

There were 170,000 warrants outstanding at March 31, 2024 that were potentially dilutive and no potentially dilutive securities outstanding at March 31, 2023.

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

Note 3 - Going Concern Uncertainty

The Company has an accumulated deficit of approximately $3,236,000 as of March 31, 2024. The Company had minimal revenue-generating operations from which it generated revenues through March 31, 2024. The Company expects that it will operate at a loss for the foreseeable future. During October 2023, the Company raised gross proceeds of approximately $6,800,000 through its initial public offering (“IPO”), with net proceeds of approximately $5,835,000 after deducting underwriting discounts and commissions.

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

While management of the Company believes that it will be successful in its capital formation and planned operating activities, there can be no assurance that the Company will be able to raise additional equity capital or be successful in the development and commercialization of the products it develops or initiate collaboration agreements thereon. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 4 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at:

	March 31, 2024	December 31, 2023
Accrued professional fees	$19,400	$157,338
Other accrued expenses	17,620	13,126
Total	$37,020	$170,464

Note 5 – Related Party Transactions

Note Payable Due to Related Party

In February of 2023, the Company borrowed $260,000 from Sports Industry of India Inc. The loan bears 8% simple interest, and was due and payable upon the earlier of the completion of the IPO by the Company or December 31, 2023. This note payable and approximately $19,500 of interest was repaid in October 2023.

Due to Related Parties

At March 31, 2024 and December 31, 2023, due to related parties represents approximately $28,000 due to a certain stockholder and approximately $3,000 due to certain Directors of K2 Gamer. These amounts are unsecured, payable upon demand and non-interest bearing.

Other Related Party Transactions

The Company’s Chief Executive Officer (“CEO”) is also the CEO of Pin Stripe Entertainment, Inc. (“Pin Stripe”). The Company made payments to the CEO and Pin Stripe totaling approximately $91,000 and $20,000 for the three months ended March 31, 2024 and 2023, which included compensation for services provided by the CEO to the Company in his role as an officer of the Company, board stipend payments, and certain expense reimbursements.

The Company had an agreement for Alexander Alexandrov to serve as the Chief Technology Officer of the Company. Mr. Alexandrov owns Pixel Colony, LLC (see Note 7). Pixel Colony, LLC and Mr. Alexandrov provided services to the Company during the three months ended March 31, 2023 and received payment from the Company totaling approximately $4,000. The agreement was terminated and the Company and Mr. Alexandrov agreed to a final settlement for services provided of $60,000, which is included in accrued expenses as of December 31, 2023 and was paid in January 2024.

The Company also paid certain shareholders of the Company for consulting and other services performed during the three months ended March 31, 2024 and 2023 totaling approximately $66,000 and $10,000, respectively.

The Company has an agreement with Face Rebel, LLC., to provide various certain consulting services. Face Rebel’s CEO, Keith Fredriksen, is Secretary and a director of the Company. During the three months ended March 31, 2024 and 2023, the Company paid Face Rebel approximately $63,000 and $21,000 for services provided (see Note 7).

Muhammad Jamal Qureshi is the CEO and Director of K2 Gamer and also owns approximately 5% and 7% of K2 Gamer and ESP, respectively. The Company paid ESP approximately $15,000 for services provided for the three months ended March 31, 2023. In addition, at March 31, 2024 and December 31, 2023, ESP owes K2 Gamer approximately $1,000 and $3,000, which is included in prepaid expenses and other current assets.

Related Party Lease

During 2023, K2 Gamer made an advanced rent payment of approximately $60,000 to the CEO of K2 Gamer for use of a building owned by the CEO. The rent for the building approximates $6,000 per year for the next 10 years starting in January 2024 and the advanced funds are not refundable. At December 31, 2023, approximately $54,000 of this amount was recorded in other long-term assets and $6,000 was included in prepaid expenses and other current assets. The lease commencement date was January 1, 2024 and a right-of-use asset (“ROU asset”) was created at that date for $60,000. The Company recorded lease expense of approximately $2,000 for the three months ended March 31, 2024 and the balance on the ROU asset was approximately $59,000 as of March 31, 2024.

Note 6 - Stockholders’ Equity

Preferred Stock

The Company has authorized the issuance of 10,000,000 shares of $0.0001 par value preferred stock.  At March 31, 2024, there were nil shares issued and outstanding.

Common Stock

The Company has authorized the issuance of 100,000,000 shares of $0.0001 par value common stock.  At March 31, 2024, there were 25,579,319 shares issued and outstanding.

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

Spivak Management Inc. Consulting Agreement

Pursuant to an agreement dated December 1, 2022, the Company has agreed to pay to Spivak Management Inc. (“SMI”) $240,000 for business consulting services rendered by SMI, which was paid upon the commencement of the closing of the Company’s IPO, which occurred in October 2023. In addition, during the three months ended March 31, 2024, the Company utilized SMI for consulting services and paid them $100,000. There are no further obligations or commitments with SMI as of March 31, 2024.

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

Letter of Intent with Nick Venezia

In February 2023, the Company entered into a Letter of Intent with Nick Venezia and Social Outlier (collectively “Social Outlier”) pursuant to which, subject to the negotiation and execution of a definitive agreement, the Company and Social Outlier would form a new company (“Newco”) to design and implement data collection and evaluation, engine and platform focused on the Pakistan population. Newco would be 80% owned by the Company and 20% owned by Social Outlier, and the Company would make a financial commitment to Newco in the aggregate amount of $200,000, payable in four quarterly installments of $50,000 beginning upon the latter of when a definitive agreement is signed or the completion of the IPO by the Company. Mr. Venezia will serve as Chief Technical Data Officer of the Company on a part-time basis. During the three months ended March 31, 2024 and 2023, Social Outlier did not provide any services to the Company. The Company has not executed a definitive agreement with Social Outlier.

Agreement with Pixel Colony, LLC

In February 2023, the Company entered into a binding MOU with Pixel Colony, LLC (“Pixel”) pursuant to which Pixel was to develop and maintain the GAMER Core Platform. The "GAMER Core Platform" is a web platform that would allow the Company to create customized profiles for schools and universities with whom the Company partners. The Company planned to also use the platform to conduct championships/tournaments; host / stream online events, record/display game scores and player statistics and sell tickets and merchandise through the platform and leverage the audience and features into social interactions between the users as well and expand the platform. Pixel may utilize third party developers and hardware. Pixel was to provide development services for the GAMER Core Platform, including without limitation ideation, architecture and development services and integration of third-party software. The parties will develop a mutually agreed upon set of features, budget and timeline. Pixel also was to be available to provide ongoing development and maintenance to the Company under terms to be negotiated in good faith. The Company was obligated to set aside approximately $1.2 million to be deployed over a two-year period for the services of Pixel and any third-party developers. There was no minimum payment that is guaranteed. The CEO of Pixel is Alexander Alexandrov and he has a 100% interest in this amount. Either party can terminate the agreement for cause upon 30 days prior written notice, unless the cause is cured within 30 days. Mr. Alexandrov served as Chief Technical Officer of the Company on a part-time basis. During January 2024, the Company and Mr. Alexandrov entered into a Settlement Agreement and Release of Claims that terminated the agreement with Pixel and Mr. Alexandrov. In accordance with the Settlement Agreement and Release of Claims, the Company and Mr. Alexandrov agreed to a final payment of $60,000 to Pixel for services provided under the original agreement and the original agreement has been terminated.

Legal

From time to time, the Company may be involved in various litigation matters, which arise in the ordinary course of business.  There is currently no litigation that management believes will have a material impact on the financial position of the Company.

Note 8 – General and Administrative Expense

General and administrative costs are expensed as incurred and primarily include personnel costs, public filing fees, travel expenses, contractor fees, and professional fees. During the three months ended March 31, 2024, the Company incurred the following general and administrative costs with certain vendors:

Spivak Management Inc.

The Company paid Spivak Management Inc. (“SMI”) $100,000 during the three months ended March 31, 2024 for business consulting services provided.  The agreement with SMI has expired and no continuing services are being provided to the Company by SMI. See Note 7.

ST7 Investments, LLC

The Company had an agreement with ST7 Investments, LLC (“ST7”) for the development, technical support, marketing, and upgrades for certain intellectual property and paid ST7 $43,000 during the three months ended March 31, 2024.  In April 2024, the Company and ST7 entered into a Settlement Agreement and Release of All Claims pursuant to which the parties separated and settled all disputes between them.  Pursuant to such agreement, the Company paid $75,000 to ST7 and quitclaimed to it certain intellectual property ST7 may have acquired for the Company.

Pin Stripe

The Company paid Pin Stripe approximately $91,000 during the three months ended March 31, 2024. See Note 5.

Face Rebel, LLC

The Company paid Face Rebel, LLC approximately $63,000 during the three months ended March 31, 2024. See Note 5 and Note 7.

Note 9 – Subsequent Events

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

On August 5, 2024, the Company’s was delisted from the Nasdaq Stock Market.

Management has evaluated events that occurred subsequent to the end of the reporting period and determined there are no other subsequent events to report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing in this Quarterly Report on Form 10-Q. This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Overview

We are a development-stage interactive esports event promotion and product marketing company, founded in November 2021. Our initial focus is on creating college, inter-college, inter-university and professional esports events for men’s and women’s teams, particularly esports opportunities involving colleges and universities in Pakistan. Though creating sports opportunities involving colleges and universities in Pakistan likely will remain our primary focus for at least 12 months, thereafter, over time, we intend to expand the range of our esports offerings, expand to other markets and eventually consider live sports. We will endeavor to integrate competitive events that include our teams and leagues with regional and global teams and leagues sponsored by others, including companies formed by certain of our stockholders to promote sports, including esports, in other countries. We have not conducted any operations ourselves, but conduct our operations in Pakistan through K2 Gamer, our 90% owned subsidiary (such acquisition was entered into in November 2022 but was not approved by the SECP until July 2023), and ESP, the affiliate of K2 Gamer with whom K2 Gamer has an assignment and consulting agreement. We acquired 90% of K2 Gamer so that it could be our operating subsidiary in Pakistan. Mr. Muhammed Jamal Qureshi is an owner, CEO and a director of K2 Gamer and ESP.

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

Components of Statements of Operations

Revenue and Cost of Revenue

We have not generated any significant revenue or cost of revenue to date.

General and Administrative Expenses

General and administrative expenses consist principally of employee compensation, event marketing and development fees, insurance expense, public listing fees, and other professional fees for consulting, legal, auditing and tax services.

Critical Accounting Estimates

We discussed our accounting policies and significant assumptions used in our estimates in Note 2 of our audited financial statements included in the financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“Form 10-K”), and that disclosure should be read in conjunction with the Quarterly Report on Form 10-Q. There have been no material changes during the three months ended March 31, 2024 to our critical accounting policies, significant judgments and estimates disclosed in our Form 10-K.

Results of Operations

Three months Ended March 31, 2024 compared with the Three months Ended March 31, 2023

The following table summarizes the results of our operations for each of the three month periods ended March 31, 2024 and 2023, together with the changes in those items in dollars and as a percentage:

	Three Months Ended
	March 31,		$	%
	2024	2023	Change	Change
Revenue	$1,932	$—	$—	*
Costs and expenses:
Cost of revenue	—	—	—	*
General and administrative	877,157	77,337	799,820	**
Total costs and expenses	877,157	77,337	799,820	**
Loss from operations	(875,225)	(77,337)	(797,888)	**
Interest income/(expense)	—	—	—	*
Net loss	$(875,225)	$(77,337)	$(797,888)	**

*	Not meaningful

**	Change is significantly more than 100%

General and Administrative Expenses

General and administrative expenses were approximately $877,000 for the three months ended March 31, 2024, compared with $77,000 for the three months ended March 31, 2023. The increase in general and administrative expenses was primarily driven by an increase of approximately $230,000 in consulting fees, $224,000 in professional, accounting and business development fees, $202,000 in payroll, $124,000 in public filing, board stipend and insurance fees.

Liquidity and Capital Resources

At March 31, 2024 and December 31, 2023, we had cash and restricted cash of approximately $2,819,000 and $3,771,000, respectively.

We have financed our operations through the issuance of common stock. In October 2023, we issued 1,700,000 shares of common stock for total gross proceeds of $6,800,000 through an initial public offering (“IPO”). We received net proceeds after commissions and fees of approximately $5,835,000.

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

Cash Flows

The following table summarizes our sources and uses of cash and restricted cash:

	Three months Ended
	March 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$(951,766)	$(87,024)
Investing activities	(680)	—
Financing activities	—	228,649
Effect of exchange rate changes on cash and restricted cash	104	—
Net increase (decrease) in cash and restricted cash	$(952,342)	$141,625

Operating Activities

Net cash used in operating activities increased by approximately $865,000 for the three months ended March 31, 2024 compared with the three months ended March 31, 2023. The increase was primarily due to an increase in general and administrative expenses of approximately $800,000 and a decrease in accounts payable and accrued expenses of $119,000 offset by a decrease in other current assets of $50,000.

Investing Activities

We had an immaterial amount of cash investing activities for the three months ended March 31, 2024 and 2023.

Financing activities

Net cash provided in financing activities decreased by approximately $229,000 for the three months ended March 31, 2024 compared with the three months ended March 31, 2023. The change was primarily due to approximately $260,000 of proceeds from a related party note payable received in the three months ended March 31, 2023 compared to nil proceeds in the three months ended March 31, 2024. This was offset by the payment of approximately $31,000 of deferred offering costs in the three months ended March 31, 2023 compared to nil payments in the three months ended March 31, 2024.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

At March 31, 2024, management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2024.

At March 31, 2024, management has not completed an effective assessment of the Company’s internal controls over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management has concluded that, during the period covered by this report, our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP. Management identified the following material weaknesses set forth below in our internal control over financial reporting.

1. We lack the necessary corporate accounting resources to maintain adequate segregation of duties.

2. We did not perform an effective risk assessment or monitor internal controls over financial reporting or our cyber security environment.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

We are not currently subject to any legal proceedings or claims, however, we may become subject to legal proceedings and claims arising in connection with the normal course of our business.

Item 1A. Risk Factors.

RISK FACTORS

You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no material changes from the risk factors previously disclosed therein, except as set forth below;

We will require additional financing in order to implement and execute our business plan, and we cannot be certain that such additional financing will be available on reasonable terms when required, or at all.

At March 31, 2024, we had a cash and restricted cash balance of approximately $2,819,000. While management estimates this amount is sufficient to continue with operating activities over the next 12 months, we likely will need to raise additional capital to fund our operations while we implement and execute our business plan and expand our business.

We currently do not have any contracts or commitments for additional financing. Any future equity financing may involve substantial dilution to existing shareholders. There can be no assurance that such additional capital will be available on a timely basis, or on terms acceptable to the Company. If adequate funds are not available or are not available on acceptable terms when needed, the Company may not be able to fund its business or its expansion, take advantage of strategic acquisitions or investment opportunities or respond to competitive pressures. Such inability to obtain additional financing when needed could have a material adverse effect on the Company’s business, results of operations, cash flow, financial condition and prospects.

If we raise additional funds by issuing equity or convertible debt securities, we will reduce the percentage ownership of our then-existing stockholders, and the holders of those newly-issued equity or convertible debt securities may have rights, preferences, or privileges senior to those possessed by our then-existing stockholders and/or note holders. Additionally, future sales of a substantial number of shares of our Common Stock or other equity-related securities could depress the market price of our Common Stock in the public market, and could impair our current or future ability to raise capital through the sale of additional equity or equity-linked securities or the sale of debt. We cannot predict the effect that future sales of our Common Stock or other equity-related securities would have on the market price of our Common Stock.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index hereto are filed or furnished (as stated therein) as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit No.	Document
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
101*	The following materials from Gamer Pakistan Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Extensible Business Reporting Language (iXBRL): (i) Balance Sheets as of March 31, 2024 (unaudited) and December 31, 2023, (ii) Statements of Operations (unaudited) for the three months ended March 31, 2024 and 2023 (iii) Statement of Stockholders’ Equity (unaudited) for the three months ended March 31, 2024 and 2023, (iv) Statements of Cash Flows (unaudited) for the three months ended March 31, 2024 and 2023 and (v) Notes to Financial Statements (unaudited).
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMER PAKISTAN INC.

DATE: August 9, 2024	By:	/s/ James Knopf
James Knopf
Chief Executive Officer

GAMER PAKISTAN INC.

DATE: August 9, 2024	By:	/s/ Jerry J. Goldstein
Jerry J. Goldstein
Interim Chief Financial Officer