Form 10-Q
period 2024-09-30
Gamer Pakistan Inc
filed 2024-12-04
CIK 1948884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2024

or

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

At November 19, 2024, there were 25,579,319 shares of the registrant’s common stock outstanding.

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

- ii -

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

GAMER PAKISTAN INC.

Consolidated Balance Sheets

		September 30	December 31,
	Note	2024	2023

Assets

Current assets:
Cash		$1,224,560	$3,371,123
Note receivable, current portion	4	125,000	—
Restricted cash	2	112,450	—
Prepaid expenses and other current assets		184,697	164,022
Total current assets		$1,646,707	$3,535,145

Restricted cash	2	—	400,000
Furniture and equipment, net	2	1,058	—
Right-of-use asset, related party	6	54,973	—
Note receivable, net of current portion	4	175,000	—
Other long-term assets	6	—	54,422
Total assets		$1,877,738	$3,989,567

Liabilities

Current liabilities:
Accounts payable and accrued expenses	5	$37,881	$170,464
Due to related parties	6	1,078	30,816
Total current liabilities		38,959	201,280

Total liabilities		38,959	201,280

Commitments and contingencies	8

Stockholders’ equity	7

Preferred stock; $0.0001 par value; 10,000,000 shares authorized; nil shares issued and outstanding		—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 25,579,319 shares issued and outstanding		2,558	2,558
Additional paid-in capital		6,152,033	6,152,033
Accumulated deficit		(4,312,660)	(2,362,440)
Accumulated other comprehensive loss		(2,869)	(3,561)

Total stockholders’ equity - Gamer Pakistan Inc.		1,839,062	3,788,590
Non-controlling interest		(283)	(303)
Total stockholders’ equity		1,838,779	3,788,287
Total liabilities and stockholders’ equity		$1,877,738	$3,989,567

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

GAMER PAKISTAN INC.

Consolidated Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2024 and 2023

		Nine Months	Nine Months	Three Months	Three Months
		Ended	Ended	Ended	Ended
	Note	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Revenue	2	$2,189	$—	$205	$—

Cost of revenue		—	—	—	—

Gross profit		2,189	—	205	—

Operating expenses:
General and administrative expenses	9	1,972,389	297,752	507,537	166,169
Total operating expenses		1,972,389	297,752	507,537	166,169

Total expenses		1,972,389	—	507,537	—

Loss from operations		(1,970,200)	(297,752)	(507,332)	(166,169)

Interest expense		—	(13,794)	—	(5,244)
Interest income		20,000	—	6,500	—

Net loss before income taxes		(1,950,200)	(311,546)	(500,832)	(171,413)

Income tax expense		—	—	—	—

Net loss		$(1,950,200)	$(311,546)	$(500,832)	$(171,413)

Net income (loss) - non-controlling interest		$20	$(473)	$(178)	$(473)
Net loss attributable to Gamer Pakistan Inc.		$(1,950,220)	$(311,073)	$(500,654)	$(170,940)

Net loss per share attributable to common stockholders, basic and diluted		$(0.08)	$(0.01)	$(0.02)	$(0.01)

Weighted average common shares outstanding, basic and diluted		25,579,319	23,879,319	25,579,319	23,879,319

Comprehensive loss:
Net loss		(1,950,200)	(311,546)	(500,832)	(171,413)
Unrealized loss on foreign currency translation		692	(2,132)	(104)	(2,132)

Total comprehensive loss		$(1,949,508)	$(313,678)	$(500,936)	$(173,545)
Comprehensive loss attributable to non-controlling interest		20	(473)	(178)	(473)
Comprehensive loss - Gamer Pakistan Inc.		(1,949,528)	(313,205)	(500,758)	(173,072)

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

GAMER PAKISTAN INC.

Consolidated Statements of Stockholders’ Equity (Unaudited)

For the nine months ended September 30, 2024 and 2023

					Accumulated
			Additional		Other	Non-	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	controlling	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Equity

Balance, December 31, 2023	25,579,319	$2,558	$6,152,033	$(2,362,440)	$(3,561)	$(303)	$3,788,287

Net loss	—	—	—	(873,195)	—	(2,030)	(875,225)

Unrealized gain on foreign currency translation	—	—	—	—	682	—	682

Balance, March 31, 2024 (unaudited)	25,579,319	2,558	6,152,033	(3,235,635)	(2,879)	(2,333)	2,913,744

Net loss	—	—	—	(576,371)	—	2,228	(574,143)

Unrealized gain on foreign currency translation	—	—	—	—	114	—	114

Balance, June 30, 2024 (unaudited)	25,579,319	2,558	6,152,033	(3,812,006)	(2,765)	(105)	2,339,715

Net loss	—	—	—	(500,654)	—	(178)	(500,832)

Unrealized loss on foreign currency translation	—	—	—	—	(104)	—	(104)

Balance, September 30, 2024 (unaudited)	25,579,319	$2,558	$6,152,033	$(4,312,660)	$(2,869)	$(283)	$1,838,779

Balance, December 31, 2022	23,879,319	$2,388	$541,819	$(311,632)	$—	$—	$232,228

Net loss	—	—	—	(80,699)	—	—	(80,699)

Balance, March 31, 2023 (unaudited)	23,879,319	2,388	541,819	(392,331)	—	—	151,876

Net loss	—	—	—	(59,434)	—	—	(59,434)

Balance, June 30, 2023 (unaudited)	23,879,319	2,388	541,819	(451,765)	—	—	92,442

Net loss	—	—	—	(170,940)	—	(473)	(171,413)

Unrealized loss on foreign currency translation	—	—	—	—	(2,132)	—	(2,132)

Balance, September 30, 2023 (unaudited)	23,879,319	$2,388	$541,819	$(622,705)	$(2,132)	$(473)	$(81,103)

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

GAMER PAKISTAN INC.

Consolidated Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2024 and 2023

	Nine months ended
	September 30, 2024 unaudited	September 30, 2023 unaudited
Cash flows from operating activities

Net loss	$(1,950,200)	$(311,546)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	114	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(20,599)	4,818
Accounts payable and accrued expenses	(132,587)	(14,679)
Related Party Payable	(29,767)	13,794

Net cash used in operating activities	(2,133,039)	(307,613)

Cash flows from investing activities

Payments for property and equipment	(1,168)	—
Issuance of note receivable	(300,000)	—

Net cash used in investing activities	(301,168)	—

Cash flows from financing activities

Payment of deferred offering costs	—	(56,934)
Advances from related party	—	89,700
Issuance of notes payable, short term	—	260,000

Net cash provided by financing activities	—	292,766

Effect of exchange rate changes on cash and restricted cash	94	(2,135)

Net increase (decrease) in cash and restricted cash	(2,434,113)	(16,982)

Cash and restricted cash as of beginning of period	3,771,123	88,463

Cash and restricted cash as of end of period	$1,337,010	$71,481

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

The Company determined that K2 Gamer was a variable interest entity and it was the primary beneficiary of K2 Gamer prior to acquiring 90% of K2 Gamer in July 2023. However, the activity in K2 Gamer was immaterial prior to July 2023 and the results of K2 Gamer have only been included in the Company’s results since July 2023. K2 Gamer comprised approximately 3.9% and 1.8% of the Company’s total assets as of September 30, 2024 and December 31, 2023, and 0.4% and 0.0% of the Company’s net loss for the three and nine months ended September 30, 2024, respectively.

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

Interim financial statements

The unaudited consolidated financial statements are prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company’s financial position, the results of its operations, and cash flows for the periods presented. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America were omitted pursuant to such rules and regulations. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results expected for the year ending December 31, 2024.

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

Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include time deposits, certificate of deposits, and all highly-liquid debt instruments with original maturities of three months or less.  At September 30, 2024 and December 31, 2023, the Company did not have any cash equivalents.

Restricted Cash

As part of its agreement with the underwriters for the Company’s initial public offering (“IPO”), the Company was required to maintain $400,000 in an escrow account for up to 24 months from the closing of the IPO. During September 2024, the restriction on these funds was removed and the Company entered into a note receivable agreement for $300,000 of the funds (See Note 4). As of September 30, 2024, the remaining funds of approximately $112,000 remained in the escrow account and were released to the Company in October 2024. Therefore, as of September 30, 2024, the funds were recorded as a current asset and as of December 31, 2023 they were recorded as a noncurrent asset.

The following table provides a reconciliation of cash and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows:

	September 30, 2024	December 31, 2023

Cash	$1,224,560	$3,371,123
Restricted cash	112,450	400,000
Total cash and restricted cash shown in the statements of cash flows	$1,337,010	$3,771,123

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

At September 30, 2024, the cost of furniture and equipment was $1,172 and accumulated depreciation was $114. Depreciation expense was $49 and $114 for the three and nine months ended September 30, 2024.

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

At September 30, 2024 and December 31, 2023, the Company did not identify any assets or liabilities required to be presented on the balance sheet at fair value.

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

During the nine months ended September 30, 2024, the Company’s revenue consisted of commissions, registration fees received, and sponsorship fees for K2 Gamer and totaled approximately $2,100. During the three months ended September 30, 2024, the Company’s revenue was immaterial. The Company had no revenue for the three and nine months ended September 30, 2023.

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

There were 170,000 warrants outstanding at September 30, 2024 and December 31, 2023 that were potentially dilutive and no potentially dilutive securities outstanding at September 30, 2023.

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

Note 3 – Going Concern Uncertainty

The Company has an accumulated deficit of approximately $4,313,000 as of September 30, 2024. The Company had minimal revenue-generating operations from which it generated revenues through September 30, 2024. The Company expects that it will operate at a loss for the foreseeable future. During October 2023, the Company raised gross proceeds of approximately $6,800,000 through its initial public offering (“IPO”), with net proceeds of approximately $5,835,000 after deducting underwriting discounts and commissions.

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

Note 4 – Note Receivable

During September 2024, the Company entered into a loan agreement with WestPark Capital Group, LLC (“WestPark”), whereby the Company loaned WestPark $300,000. WestPark will repay the Company monthly payments of $12,500 plus interest on the unpaid balance beginning on December 1, 2024 and will continue over the next 23 months until the loan is paid in full. The interest rate on the loan is eight percent (8%).

Note 5 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at:

	September 30, 2024	December 31, 2023
Accrued professional fees	$35,001	$157,338
Other accrued expenses	2,880	13,126
Total	$37,881	$170,464

Note 6 – Related Party Transactions

Note Payable Due to Related Party

In February of 2023, the Company borrowed $260,000 from Sports Industry of India Inc. The loan bears 8% simple interest, and was due and payable upon the earlier of the completion of the IPO by the Company or December 31, 2023. This note payable and approximately $19,500 of interest was repaid in October 2023.

Due to Related Parties

At September 30, 2024, due to related parties consists of approximately $1,000 due to certain Directors of K2 Gamer. At December 31, 2023, due to related parties represents approximately $28,000 due to a certain stockholder and approximately $3,000 due to certain Directors of K2 Gamer. These amounts are unsecured, payable upon demand and non-interest bearing.

Other Related Party Transactions

The Company’s Chief Executive Officer (“CEO”) is also the CEO of Pin Stripe Entertainment, Inc. (“Pin Stripe”). The Company made payments to the CEO and Pin Stripe totaling approximately $41,000 and $190,000 for the three and nine months ended September 30, 2024 and payments of approximately $27,000 and $70,000 for the three and nine months ended September 30, 2023, which included compensation for services provided by the CEO to the Company in his role as an officer of the Company, board stipend payments, and certain expense reimbursements.

The Company had an agreement for Alexander Alexandrov to serve as the Chief Technology Officer of the Company. Mr. Alexandrov owns Pixel Colony, LLC (see Note 7). Pixel Colony, LLC and Mr. Alexandrov provided services to the Company during the three and nine months ended September 30, 2023 and received payment from the Company totaling approximately $8,000 and $14,000, respectively. The agreement was terminated and the Company and Mr. Alexandrov agreed to a final settlement for services provided of $60,000, which is included in accrued expenses as of December 31, 2023 and was paid in January 2024.

The Company also paid certain shareholders of the Company for consulting and other services performed during the three and nine months ended September 30, 2024 of approximately $15,000 and $123,000 and approximately $17,000 and $27,000 for the three and nine months ended September 30, 2023, respectively.

The Company has an agreement with Face Rebel, LLC., to provide various certain consulting services. Face Rebel’s CEO, Keith Fredriksen, was the Secretary and a director of the Company until June 7, 2024. During the three and nine months ended September 30, 2024 and 2023, the Company paid Face Rebel approximately $51,000 and $146,000 and $20,000 and $51,000 for services provided, respectively (see Note 7).

Muhammad Jamal Qureshi is the CEO and Director of K2 Gamer and also owns approximately 5% and 7% of K2 Gamer and ESP, respectively. The Company paid ESP approximately $10,000 and $25,000 for services provided for the three and nine months ended September 30, 2023. In addition, at September 30, 2024 and December 31, 2023, ESP owes K2 Gamer approximately $1,000 and $3,000, which is included in prepaid expenses and other current assets.

Related Party Lease

During 2023, K2 Gamer made an advanced rent payment of approximately $60,000 to the CEO of K2 Gamer for use of a building owned by the CEO. The rent for the building approximates $6,000 per year for the next 10 years starting in January 2024 and the advanced funds are not refundable. At December 31, 2023, approximately $54,000 of this amount was recorded in other long-term assets and $6,000 was included in prepaid expenses and other current assets. The lease commencement date was January 1, 2024 and a right-of-use asset (“ROU asset”) was created at that date for $60,000. The Company recorded lease expense of approximately $2,000 and $5,000 for the three and nine months ended September 30, 2024 and the balance on the ROU asset was approximately $55,000 as of September 30, 2024.

Note 7 - Stockholders’ Equity

Preferred Stock

The Company has authorized the issuance of 10,000,000 shares of $0.0001 par value preferred stock.  At September 30, 2024, there were nil shares issued and outstanding.

Common Stock

The Company has authorized the issuance of 100,000,000 shares of $0.0001 par value common stock.  At September 30, 2024, there were 25,579,319 shares issued and outstanding.

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

Note 8 – Commitments and Contingencies

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

Spivak Management Inc. Consulting Agreement

Pursuant to an agreement dated December 1, 2022, the Company had agreed to pay to Spivak Management Inc. (“SMI”) $240,000 for business consulting services rendered by SMI, which was paid upon the commencement of the closing of the Company’s IPO, which occurred in October 2023. In addition, during the nine months ended September 30, 2024, the Company utilized SMI for consulting services and paid them approximately $102,000. There are no further obligations or commitments with SMI as of September 30, 2024.

Agreement with Face Rebel, LLC

On December 29, 2022, the Company entered into a consulting agreement with Face Rebel, LLC., to provide various services and support, including creating marketing materials to promote the Company and educate potential business partners about the Company, research, copywriting, design & layout, photo color correction & manipulation, illustrations, revisions, and computer back-up of files. In addition, Face Rebel will assist the Company’s IP attorney with the necessary materials to file US registrations and will assist outside vendors with artistic direction and files needed to complete their tasks. Face Rebel will receive $16,000 per month commencing with the closing of the Company’s IPO. The agreement will continue until either party gives the other at least ten days’ prior written notice of termination. Face Rebel’s CEO, Keith Fredriksen, was the Secretary and a director of the Company until June 7, 2024.

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

Letter of Intent with Nick Venezia

In February 2023, the Company entered into a Letter of Intent with Nick Venezia and Social Outlier (collectively “Social Outlier”) pursuant to which, subject to the negotiation and execution of a definitive agreement, the Company and Social Outlier would form a new company (“Newco”) to design and implement data collection and evaluation, engine and platform focused on the Pakistan population. Newco would be 80% owned by the Company and 20% owned by Social Outlier, and the Company would make a financial commitment to Newco in the aggregate amount of $200,000, payable in four quarterly installments of $50,000 beginning upon the latter of when a definitive agreement is signed or the completion of the IPO by the Company. Mr. Venezia will serve as Chief Technical Data Officer of the Company on a part-time basis. During the three and nine months ended September 30, 2024 and 2023, Social Outlier did not provide any services to the Company. The Company has not executed a definitive agreement with Social Outlier.

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

Note 9 – General and Administrative Expense

General and administrative costs are expensed as incurred and primarily include personnel costs, public filing fees, travel expenses, contractor fees, and professional fees. During the three and nine months ended September 30, 2024, the Company incurred the following general and administrative costs with certain vendors:

Spivak Management Inc.

The Company paid Spivak Management Inc. (“SMI”) approximately nil and $102,000 during the three and nine months ended September 30, 2024 for business consulting services provided.  The agreement with SMI has expired and no continuing services are being provided to the Company by SMI. See Note 7.

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

Pin Stripe

The Company paid Pin Stripe approximately $41,000 and $190,000 during the three and nine months ended September 30, 2024. See Note 5.

Face Rebel, LLC

The Company paid Face Rebel, LLC approximately $51,000 and $146,000 during the three and nine months ended September 30, 2024. See Note 5 and Note 7.

Mercurius & Associates LLP

The Company paid Mercurius & Associates LLP approximately $58,000 and $213,000 for audit services during the three and nine months ended September 30, 2024.

Note 10 – Subsequent Events

Due to the ongoing political and economic uncertainty in Pakistan, the Company has decided to cease operations in Pakistan and reduce overhead expenses wherever possible while it continues to seek alternative opportunities for the Company.

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

On August 5, 2024, the Company’s was delisted from the Nasdaq Stock Market.

Due to the ongoing political and economic uncertainty in Pakistan, the Company has decided to cease operations in Pakistan and reduce overhead expenses wherever possible while it continues to seek alternative opportunities for the Company.

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

Critical Accounting Estimates

We discussed our accounting policies and significant assumptions used in our estimates in Note 2 of our audited financial statements included in the financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“Form 10-K”), and that disclosure should be read in conjunction with the Quarterly Report on Form 10-Q. There have been no material changes during the three and nine months ended September 30, 2024 to our critical accounting policies, significant judgments and estimates disclosed in our Form 10-K.

Results of Operations

Three and Nine Months Ended September 30, 2024 compared with the Three and Nine Months Ended September 30, 2023

The following table summarizes the results of our operations for each of the three and nine month periods ended September 30, 2024 and 2023. together with the changes in those items in dollars and as a percentage:

	Three Months Ended				Nine Months Ended
	September 30,		$	%	September 30,		$	%
	2024	2023	Change	Change	2024	2023	Change	Change
Revenue	$205	$—	$205	*	$2.189	$—	$2,189	*
Costs and expenses:
Cost of revenue	—	—	—	*	—	—	—	*
General and administrative	507,537	166,169	341,368	**	1,972,389	297,752	1,674,637	**
Total costs and expenses	507,537	166,169	341,368	**	1,972,389	297,752	1,674,637	**
Loss from operations	(507,332)	(166,169)	(341,163)	**	(1,970,200)	(297,752)	(1,672,448)	**
Interest expense	—	(5,244)	(5,244)	*	—	(13,794)	(13,794)	*
Interest income	6,500	—	6,500	*	20,000	—	20,000	*
Net loss	$(500,832)	$(171,413)	$(329,419)	**	$(1,950,200)	$(311,546)	$(1,638,654)	**

*	Not meaningful

**	Change is significantly more than 100%

General and Administrative Expenses

General and administrative expenses were approximately $508,000 for the three months ended September 30, 2024, compared with $166,000 for the three months ended September 30, 2023. The increase in general and administrative expenses was primarily driven by an increase of approximately $73,000 in consulting fees, $183,000 in professional, accounting, legal and business development fees, $53,000 in payroll, $68,000 in board stipend and insurance fees, and approximately $32,000 of expenses in Pakistan, offset by a decrease of $70,000 in public filing fees.

General and administrative expenses were approximately $1,972,000 for the nine months ended September 30, 2024, compared with $298,000 for the nine months ended September 30, 2023. The increase in general and administrative expenses was primarily driven by an increase of approximately $452,000 in consulting fees, $645,000 in professional, accounting, legal and business development fees, $273,000 in payroll, $182,000 in public filing fees, board stipend and insurance fees, and approximately $116,000 of expenses in Pakistan.

Liquidity and Capital Resources

At September 30, 2024 and December 31, 2023, we had cash and restricted cash of approximately $1,337,000 and $3,771,000, respectively.

We have financed our operations through the issuance of common stock. In October 2023, we issued 1,700,000 shares of common stock for total gross proceeds of $6,800,000 through an initial public offering (“IPO”). We received net proceeds after commissions and fees of approximately $5,835,000.

Funding Requirements

We believe the net proceeds of the IPO will be sufficient to meet our cash, operational and liquidity requirements for approximately the next 12 to 15 months.

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

Cash Flows

The following table summarizes our sources and uses of cash and restricted cash:

	Nine months Ended
	September 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$(2,133,039)	$(307,613)
Investing activities	(301,168)	—
Financing activities	—	292,766
Effect of exchange rate changes on cash and restricted cash	94	(2,135)
Net increase (decrease) in cash and restricted cash	$(2,434,113)	$(16,982)

Operating Activities

Net cash used in operating activities increased by approximately $1,825,000 for the nine months ended September 30, 2024 compared with the nine months ended September 30, 2023. The increase was primarily due to an increase in general and administrative expenses of approximately $1,675,000 and a change in accounts payable and accrued expenses of $118,000, prepaid expenses and other current assets of $25,000, and related party payable of approximately $44,000.

Investing Activities

Net cash used in investing activities increased by approximately $301,000 for the nine months ended September 30, 2024 compared with the nine months ended September 30, 2023. The increase was primarily due to the $300,000 loaned to WestPark Capital Group, LLC.

Financing activities

Net cash provided in financing activities decreased by approximately $293,000 for the nine months ended September 30, 2024 compared with the nine months ended September 30, 2023. The change was primarily due to approximately $260,000 of proceeds from a related party note payable and $90,000 in advances from a related party received in the nine months ended September 30, 2023 compared to nil proceeds in the nine months ended September 30, 2024. This was offset by the payment of approximately $57,000 of deferred offering costs in the nine months ended September 30, 2023 compared to nil payments in the nine months ended September 30, 2024.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

At September 30, 2024, management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2024.

At September 30, 2024, management has not completed an effective assessment of the Company’s internal controls over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management has concluded that, during the period covered by this report, our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP. Management identified the following material weaknesses set forth below in our internal control over financial reporting.

1. We lack the necessary corporate accounting resources to maintain adequate segregation of duties.

2. We did not perform an effective risk assessment or monitor internal controls over financial reporting or our cyber security environment.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

At September 30, 2024, we had a cash and restricted cash balance of approximately $1,337,000. While management estimates this amount is sufficient to continue with operating activities over the next 12 months, we likely will need to raise additional capital to fund our operations while we implement and execute our business plan and expand our business. However, the failure of the Company to achieve its business objectives could have a material adverse effect on the Company’s results of operations and could require the Company to need additional equity or debt financing to continue its operations. These conditions, among other factors, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Item 6. Exhibits.

The exhibits listed on the Exhibit Index hereto are filed or furnished (as stated therein) as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit No.	Document
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
101*	The following materials from Gamer Pakistan Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Extensible Business Reporting Language (iXBRL): (i) Balance Sheets as of September 30, 2024 (unaudited) and December 31, 2023, (ii) Statements of Operations (unaudited) for the three and nine months ended September 30, 2024 and 2023 (iii) Statement of Stockholders’ Equity (unaudited) for the three and nine months ended September 30, 2024 and 2023, (iv) Statements of Cash Flows (unaudited) for the nine months ended September 30, 2024 and 2023 and (v) Notes to Financial Statements (unaudited).
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMER PAKISTAN INC.

DATE: December 4, 2024	By:	/s/ James Knopf
James Knopf
Chief Executive Officer

GAMER PAKISTAN INC.

DATE: December 4, 2024	By:	/s/ Jerry J. Goldstein
Jerry J. Goldstein
Interim Chief Financial Officer